Form 10KSB
period 2007-12-31
SKREEM RECORDS CORP
filed 2008-03-31
CIK 1400876

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-KSB

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ending December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ___________ to ___________.

Commission file number: 333-148697

SKREEM RECORDS CORPORATION

(Name of small business issuer in its charter)

Florida	20-8715508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Skreem Records Corporation

11637 Orpington Street

Orlando, FL 32817

Attention: Karen Aalders

 (Address of Principal executive offices) (Zip Code)

Issuer’s telephone number: (407) 207-0400

Securities registered under Section 12(b) of the “Exchange Act”

Common Share, Par Value, $.0001

(Title of each Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d)

 ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such a shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         ☐  Yes  ☒ No

The issuer’s revenues for its most recent fiscal year (2007): $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at the common equity was last sold, or the average bid and asked price of such common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed al documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      ☐  Yes  ☒ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrants’ classes of common stock, as of the latest practicable date.

The number of shares of Common Stock outstanding, as of March 26, 2008 was: 30,518,700

DOCUMENTS INCORORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part 1, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year December 24, 1980).

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

SKREEM RECORDS CORPORATION

ANNUAL REPORT ON FORM 10-KSB

For Fiscal Year Ended December 31, 2007

Skreem Records Corporation

PART I

Item 1.

Description of Business

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-KSB (“Form 10-KSB”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements.  We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions.  These statements reflect our current beliefs and are based on information currently available to us.  Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements.  You should not place undue reliance on any forward-looking statements.  Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ABOUT OUR COMPANY

Skreem Records Corporation is an entertainment development, marketing and production company formed in May 2006.  Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records was formed to continue these operations globally.

The Company’s executive offices, located at 11637 Orpington Street, Orlando, FL 32817,

(407) 207-0400.

Business Summary and Background

Overview

Skreem Records Corporation is an entertainment development, marketing and production company formed in May 2006.  Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records Corp. was formed to continue the operations globally.

The Company’s executive offices in Orlando, FL are low-day and cost effective, mirroring the company’s frugal approach to controlling costs to maximize returns.

Brand Name

The early-stage growth company is now a recognized brand in the European market.  Skreem Records Corporation focuses the initial release and tour of its artists in country-by-country launch and promotions that generate faster word-of-mouth and on-line viral campaigns.  The Company targets rapid revenue growth niche markets for maximum return.

Market Panels

Skreem Records Corporation knows its market.  Market intelligence is drawn from their “market panel”—concert venue managers, tour promoters, club DJs and select radio reps from around the globe.  A variety of sources is used because the company believes that limiting marketing research to just a market slice or one concert tour or record release, is missing the big picture that is moving music worldwide.

Skreem Records Corporation’s market panel allows them to see beyond their current market to recognize consumer needs, to understand what drives them, to examine the company’s performance against the competition and track performance and control costs using a common sense approach.

Artist & Music Development

The Company’s core business is artist and music development, studio production and utilizing Internet media programs for delivery, sale and promotion.  Staying ahead of the industry growth trends is part of every program developed for in-house artists or in partnerships and joint ventures with international labels and retailers.

Viral Marketing Campaigns

Skreem Records Corporation are marketed through viral media campaigns to generate download sales on iTunes and other Internet music marketing sites and to retail chains and television for music sales and ring tones.  The Company’s on-line networking of international fan clubs is considered cutting edge for the industry.

The company is developing a network of music bloggers to sample and give opinions on new acts and pre-releases.  Music is a world-wide industry, so the company’s marketing program to get bloggers to buzz new tunes will be done in a variety of languages.

Studio

Music and video production will be done at the Company’s wholly owned subsidiary, Skreem Studios, LLC.  Skreem Studio’s 10,000 square foot, high-end, state-of-the-art music and media production facility will be used for recording corporate acts and is available 24/7 for advertising agencies, gaming companies, major corporations and national and regional music producers to record their artists and acts in the newly built studio.

Skreem Studios is poised to secure long-term recording and video production contracts from top-name music producers that principals in the company have worked with for more than twenty years.  The Company has been approached by several leading international record labels for music and tour joint ventures and is expanding its product line to include an interact merchandising sales program.

Skreem Records Corporation and Skreem Studios have built their reputations by delivering cutting edge music and media content.  With the fast-moving new media world, which has transformed the music industry, Skreem Records Corporation has developed new music marketing and delivery models that deliver profitable creative ways for sales to the end user, retailer and viral fan marketing campaigns.

Strength Through Experience

Run by top-industry professionals with a combined 75 years of experience between them and dozens of hit records on their walls, Skreem Records Corporation and Skreem Studios have the creative and business foundation to generate music and ticket sales through unique proprietary methods and media.  With experience in developing hit acts like 3rd Wish and Captain Hollywood, which topped the European charts with multiple hits that broke tour sales records, the Company is positioned to be at the forefront of this changing industry.

A World Of Opportunities

The Company believes it is on the forefront of re-inventing the music business with development of compelling new acts and product delivery to key on-line communities and retailers through fan-based marketing systems.  Skreem Records Corporation’s business strategy and business model is at the right time and place and has the right management to succeed.

The Company believes it has a new and better way of delivering to the marketplace music and products that will build demand in the future, no matter what changes the music business goes through.

One of the key components of international corporate market planning is their “no boundaries” internal slogan.  Management is developing key vendor and media relationships so that Skreem Records can form and enter into strategic partnerships with theme park operators, gaming companies, advertising companies and cross-marketing campaigns with television and other music companies.

The “no boundaries” marketing motto has already lead to relationships with Sony, Universal and Wal-Mart that will be key to building long-term, solid shareholders’ equity.  Negotiations to expand their launch and tour programs in Japan, Korea, Taiwan and China are underway.

Artist Partnerships

Skreem Records Corporation’s artist partnership program—whereby the Company shares in all revenue streams—separates it from labels like Sony and Columbia who get nothing from the tours and merchandising of the artists they develop.  This potentially significant revenue stream alone could build a solid base to the fast-track growth plan the Company is planning.

While Skreem Records Corporation is not now a top-tier player in the music industry, the Company’s methodical plan to partner with artists to capture market share which builds the foundation for a public increasingly receptive of its records will prove out the track record it is moving along.

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES

The making of a recording act

Signing and promoting a recording act falls into two distinct categories.  The first is the process of signing an already established group or artist and through avenues not readily available to the act, but available to the record company, promote the act to a level of widespread public recognition.  The second is a company, through auditions and referrals, forms a group or hires an artist with the goal of achieving wide spread recognition.  The principal difference financially between these alternatives is that an established act will take a larger percentage of the overall revenues because they absorbed the initial costs of getting started and promoting themselves before the recording deal happened, while normally all of the costs involved in developing the second type of group are borne on by the company which will need to recoup such costs.  From the company’s vantage the second process results in more control over the product and a larger percentage of the revenues.  Examples of the second categories are the singing groups “Menudo”, “New Kids On The Block”, and “O-Town”, “Back Street Boys” and “N-Sync” are examples of established acts that were signed by other producers after they were already in existence.

For company formed acts, the company provides the training coordinate and consultation that it deems necessary to produce a hit record.  This includes, but is not limited to vocal coaching, choreography, fitness training, clothes, hair design, transportation, living expenses, as well as food and housing if necessary. In addition, the company finds and contracts with producers and writers to record songs that fit the style of the act as dictated by the company.  The act records the songs, then performs them live to promote the sales of the records and increase radio airplay.  A video is also made for further promotion in the television arena.  Revenue is generated through record sales, performance fees, management fees, merchandising such as T-shirts, hats, etc., and publishing royalties.  This includes publishing royalties that are paid in the event that the recording(s) are included on any compilations that are released by any other entity.  From these revenues the company’s investment is repaid, after repayment, the remainder is split between the company and the act by percentages outline in the original recording agreement.  All agreements are different as to percentages; however, the repayment of all money invested by the company before any payment is made to the act is standard practice.

In the case of established acts, the process is the same.  The main difference is the revenue split between the act and the company, and creative control.  The established act will always demand a higher percentage of the revenues and more control over the musical direction of the act and the selection of the material to be recorded.  With new talent, this can be controlled in the first contract but will undoubtedly be an issued in future negotiations.

Record Sales

Prior to 1997 the record industry enjoyed tremendous success with record sales.  The past six years however have presented a new problem in the form of the internet.  Downloading, also referred to as file sharing, has hurt the record industry tremendously, especially in the pop music market.  If someone wants a copy of a new song by their favorite artist they can simply sign on to one of the free file sharing web sites, type in the name of the song, and download it to their own computer.  They can then make a compilation of their favorites, put the downloaded songs onto a CD and listen to them without the need of paying for them.  This completely bypasses the record company, the publisher, and the writer, all of whom would normally have received royalties on the sale of those recordings.  Steps are currently being taken by the major record companies nationwide to stop this practice.  In the meantime everyone in the industry is searching for alternative ways to generate revenue beyond the traditional means that I’ve outlined.

Solutions we have initiated to insulate us from the downloading problem

In the United States we have one federal government that regulates copyrights, publishing, licensing, patenting, and most intellectual rights’ laws for all of the states collectively.  Therefore, when a song is released in the U.S. all states have the right to airplay and sale of that song as long as they pay the predetermined royalty rates.  These royalties are tracked by and then paid to performance organizations such as ASCAP and  BMI who in turn disburse the money to their respective members who are listed as either writers or publishers (or both) of each song.  Every writer and publisher in the U.S. must be a member of one of these organizations to collect royalties on a commercial record release.  These royalties are paid every time a song is played or purchased.  This includes TV themes, Musak (elevator music), night club performances, juke boxes, radio, etc...  There is a different rate for each type of venue, but it applies equally to all of the states.

In Europe, however, this is not the case.  Each country is a governing entity unto itself.  Therefore, when a song is released in Germany, it cannot be played, reproduced, or sold in Spain unless the company wishing to release it in Spain pays the license holder of the song a licensing fee for the Spanish rights to the song.  This is the case between all countries except Germany, Austria, and Switzerland, also known as the “GAS Territory”.  Through an agreement between these three countries, recorded and copyrighted materials can be released in all three without special licensing.  Outside of those three, all other countries must pay a licensing fee.

Because the European countries are small and easily accessible by the general public, when a song is released in one country its existence becomes known in other countries very quickly through word of mouth and DJs that travel from country to country to perform, sometimes during the same weekend.  As the popularity of the song grows it attains a “chart position”.  A “chart” is a weekly report that lists songs currently in market order for sales, radio airplay, and DJ club play.  These lists usually consist of the top selling or played 200 songs.  There are DJ club charts, national charts, and radio charts that report publicly each week.  The charts are posted on sites available to everyone on the internet.  A song achieving the TOP 40 of any of these charts is considered a success and is in position to create future revenues in the areas of licensing and publishing.  A good chart position creates a demand for the song (and act) in each marketplace.  Record companies in each marketplace must then acquire the license for their country in order to release the song.  This is done by paying the original license holder a fee that is negotiated based on the song’s current popularity, the highest chart position it has attained, and its predicted future popularity.  The result is that the original license holder is paid a licensing fee by each country that wishes to release the song.  Licensing fees for each song can range from $5,000 to $25,000 and more from each country depending on the popularity of the song and the act and the size of the country.

Why the European marketplace is ideal for establishing artists in our target market

Our target market is kids between 12 and 18 years of age, especially girls.  Teenage girls in Europe make up the majority of the record buying public for pop music.  They love American acts and want everything and anything the act has to offer as far as pictures, shirts, hats, CDs, autographs, etc.  Since N-Sync has stopped touring there, few acts have come out to fill that void.  The kids are hungry for new American talent with a fresh sound.

When developing a recording act in the U.S., the basic process has been the same for decades.  Record a CD of songs then shop the CD to distributors and other larger record companies for distribution and promotional support.  Next a single is chosen out of the CD of songs; it’s released, and followed by the release of the full CD.  If the act doesn’t have an entire CD or close to it completed, they can almost be assured that no one will be interested.   Although oversimplified, it generally is how it works.  Producing a CD is expensive and time consuming.  The cost of producing 12 or more songs that will stand up to the quality of what’s currently on the market by established artists can be astronomical.

The European market is just the opposite.  The first step in the process is to record and release a single.  This minimizes cost and time.  Since this is established practice, there are limited problems with distribution companies or record companies (as long as they like the act).  It also allows the Company to as far as musical direction and style before you commit to an entire CD of material.  Then a second single is released.  A video is produced for each single that’s simultaneously released.  Concurrently, the act will be performing doing both paid and promotional live performances.

Our target markets are net surfers.  By creative use of the internet including a web site, online promotions such as giveaways, online chats with the act, contests with prizes such as a chance to spend a day with the act, free downloads of unreleased songs, etc., interest and record sales grows.  One of the goals of all of this is to create excitement that will result sufficient record sales to attain a favorable position in the weekly charts because licensing fees are negotiated according to the popularity of the song, the act, and their position in the charts.   While the act is working its live performances, internet chats, and recording, the company negotiates licenses with other companies for other countries.  It will always be the license holding company’s prerogative to release any song it owns the license for in any country without any fees.  It will however have to take on the expense of pressing and distribution if that avenue is chosen, but if the record is a success this will be offset by not having to split revenues.  The company can also enter into a limited partnership with a different company in each country and share in the profits of the release while sharing the expenses if it so chooses.

The key element in our strategy

A key element in initiating and successfully implementing a marketing and development plan such as has been described is someone who knows the marketplace intimately and is respected by the people who do business in that marketplace.  Tony Harrison, our President fits those requirements.  He has both American and German citizenship and has lived in Germany for over 20 years.  He’s known in the music industry as ‘Captain Hollywood”.  As a performer, he’s one of the most respected in Europe.  He has had worldwide hits and has been performing since 1985.  He’s also worked as a choreographer and /or producer for such acts as LaToya Jackson, BackStreet Boys, Natural, and O-Town.  He’s known by everyone in the record business in Europe and is highly respected for both his success as an entertainer and his knowledge of the industry since June 2003.  As “Captain Hollywood” he has since had two songs in the top 20 dance charts and in the top 40 national charts.  His years of experience in all aspects of the business have proven invaluable in successfully introducing Skreem Entertainment to the record industry in Europe.

Coming to American after European success

The final step is to introduce the act to the Americans.  This process has been successfully achieved several times in the past with Back Street Boys, Britney Spears, N-Sync, and Snap.  The act will be polished and roadworthy from time to time spent in Europe, and will have already been making money through record sales, publishing revenues, licensing fees, live performances, and merchandising.  Also, they’ll have bragging rights with regards to having “Gold Records” in Europe.  The catch there is that a gold record in the U.S. requires 500,000 copies sold.  In Europe, depending on the country, a gold record can be earned with a few as 25,000 copies sold.  American audiences do not generally realize this and assume that the act has sold many more records than they actually have sold.  This is helpful in the American marketing campaign They also come to America with many record industry people, promoters, and managers already aware of them through industry connections in Europe.  This is helpful when arranging for the act to perform nationally or with an already established American act, which is the most tried and true way of introducing the act and their songs to the public.

All of this leads to launching a recording act that has the potential of creating an enormous return on a much lower investment than would be necessary to achieve the same results by starting out in the American market.

Risk Factors Related to Skreem Records Corporation:

We may continue to lose money, and if we do not achieve profitability, we may not be able to continue our business.

We have, in our history, generated limited revenues from operations, have incurred substantial expenses and have sustained losses.  In addition, we expect to continue to incur significant operating expenses.  As a result, we will need to generate significant revenues to achieve profitability, which may not occur.  We expect our operating expenses to increase as a result of our planned expansion.  Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.  We expect to have quarter-to-

quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Our independent registered public accounting firm issued a report for the period ended December 31, 2007 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the period ended December 31, 2007.  Our notes to the financial statements disclose that Skreem Records Corporation’s cash flows have been absorbed in operating activities and has incurred net losses for the period ended December 31, 2007, and has a working capital deficiency.  In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations.  The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern.  Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers.  Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.

 Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on our key personnel for continued research and development of our technology and Products and the introduction of new uses for them, and if we lose those personnel, our business would fail.

Our future success depends, in significant part, upon the continued service of our senior management.  Tony Harrison and Justin Martin are the individuals that have developed our music and processes and continue to develop our music and products. The loss of either of these individuals, particularly in the early stages of our operations and development of new equipment and products, would significantly hurt our business.  We do not maintain key man life insurance covering either of them.  Our future success also depends on our ability to try and attract and retain highly qualified personnel.  Competition for such personnel is intense, and we may experience difficulties in attracting the required number and caliber of such individuals.  If we were unable to hire and retain personnel in key positions, our business could fail.  As a result, we might incur substantially more expenses than income and might not have enough resources to fund growth that may be commercially viable.

Some of our competitors may be able to use their financial strength to dominate the market, which may affect our ability to generate revenues.

Some of our competitors may be much larger companies than us and very well capitalized.  They could choose to use their greater resources to finance their continued participation and penetration of this market, which may impede our ability to generate sufficient revenue to cover our costs.  Their better financial resources could allow them to significantly out spend us on research and development, as well as marketing and production.  We might not be able to maintain our ability to compete in this circumstance

We will need additional capital to allow us to expand our business plan to increase capacity to produce our music and market our music and products and such financing may be unavailable or too costly.

Our ability to continue research and develop the core technologies and products that we are planning to utilize is dependent on our ability to secure financing and allocate sufficient funds required to support our marketing activity.  Additional financing may not be available on favorable terms or even at all.  If we raise additional funds by selling stock, the percentage ownership of our then current stockholders will be reduced.  If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.  Our ability to raise additional funds may diminish if the public equity markets become less supportive of the industry.

There Is No Assurance That Our Customers Purchase our Music.

We can not make any determination that the music we produce and market will be in demand and purchased by the public.

Management beneficially owns approximately 33% of our common stock and their interest could conflict with yours.

Our Management, beneficially own approximately 33% of our outstanding common stock.  As a result, management may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders.  Jeffrey Martin, in conjunction with our Management, owns a total of 91% of our outstanding common stock.  As a result, Mr. Martin and Management have absolute control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders.

We may not be able to obtain a trading market for your shares.

Trading in our Common Stock, if any, is intended to be conducted on the OTC Bulletin Board operated by the NASD, if and when, we obtain a listing.  We have made application to the NASD to list these shares on the Over the Counter Bulletin Board operated by the NASD.  Said application is still pending.  Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell.  However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will trade on over-the-counter market in the so-called “pink sheets”.  Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of Skreem Records Corporation may be reduced.  These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange.  To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

We may require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

Skreem Records Corporation is a relatively new business entity with limited capital resources.  Its future plans may require significant capital, which may not be available on an as needed basis. If the Company’s capital is insufficient to reach and impact their targeted market, they may not be able to achieve the intended goals and objectives, or succeed in its industry.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

The Company's debt to equity ratio is likely to be high at the commencement of operations due to the requirement of borrowing funds to continue operations.  High leverage creates risks, including the risk of default as well as operating and financing constraints likely to be imposed by prospective lenders.  The interest expense associated with the Company's anticipated debt burden may be substantial and may create a significant drain on the Company's future cash flow, especially in the early years of operation. Any such operating or financing constraints imposed by the Company's lenders as well as the interest expense created by the Company's debt burden could place the Company at a disadvantage relative to other better capitalized service providers and increase the impact of competitive pressures within the Company's markets.

No assurances that the Company will be successful in implementing its business plan and we may fail in our marketing efforts.

All investments will be available for use by the Company immediately upon payment and subscription by the investor and will not be available for refund to investors if the offering fails to raise sufficient funds to complete the business plan of the Company.  Investors can have no assurances that the Company will be able to raise funds from other sources to complete its business plan.

Competition may have a material impact on our ability to sell our Technology and Products.

The Company faces substantial competition from a number of providers of similar services.  Many of the Company's competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing and technical resources; have greater name recognition and customer allegiance than the Company.  This may affect our ability to attract business and limit the opportunities to generate revenues.

Employees

The company has six full time employees, including its operating officers, which are employed by the Company on a full-time basis. Additionally, there is one part-time employee. None of the employees are covered by a collective bargaining or similar agreement. The Company believes it has good relations with all of the employees.

Item 2.

Description of Property

The Company currently operates from a leased facility located at 11637 Orpington Street, Orlando, FL 32817.  This facility contains 2,000 square feet of office space.  There is no lease or lease payment on the facility as it is owned by the Company’s principal shareholder.

The Company’s Subsidiary leases two studio facilities located at 7648 Southland Boulevard, Orlando, FL, Suite/Studio 104 and Suite/Studio 105. The operating activity in Studio 105 occurs in partnership with an otherwise unrelated entity, The 66 East Music Group, Inc. d/b/a Nu Metropolis Studios (Partner). Under the terms of this partnership agreement, the Subsidiary exclusively manages and operates the studio, both the Subsidiary and its Partner have use of the facility at no charge, and 40% of the net profits from Studio 105 are paid to the Partner. The Subsidiary owns and will operate Studio 104 independent of the partnership agreement under which Studio 105 operates.

Item 3.

Legal Proceedings

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, director or other key personnel.

Item 4.

Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

General

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share.  As of March 26, 2008, there were 30,518,700 shares of Common Stock issued and outstanding.  The following summary description of the Common Stock is qualified in its entirety by reference to the Company's Certificate of Incorporation and all amendments thereto.

Common Stock

Our authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share.  Each share of Common Stock entitles its holder to one non-cumulative vote per share and, the holders of more than fifty percent (50%) of the shares voting for the election of directors can elect all the directors if they choose to do so, and in such event the holders of the remaining shares will not be able to elect a single director.  Holders of shares of Common Stock are entitled to receive such dividends, as the board of directors may, from time to time, declare out of Company funds legally available for the payment of dividends.  Upon any liquidation, dissolution or winding up of the Company, holders of shares of Common Stock are entitled to receive pro rata all of the assets of the Company available for distribution to stockholders.

Stockholders do not have any pre-emptive rights to subscribe for or purchase any stock, warrants or other securities of the Company.  The Common Stock is not convertible or redeemable.  Neither the Company's Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Market Information

There is no trading market for the Company's common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements then impose.

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2007, we have not issued any unregistered securities.

Liquidation

In the event of a liquidation of the Company, all stockholders are entitled to a pro rata distribution after payment of any claims.

Dividend Policy

The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business.  The payment of any future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

Stock Transfer Agent

The Transfer Agent and Registrar for the common stock is OTC Stock Transfer, 231 East 2100 South, Salt Lake City, Utah.

Recent Sales of Unregistered Securities

None

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Information

Certain statements in this document are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results.  The words “expect” “anticipate” and similar words or expressions are to identify forward-looking statements.  These statements speak only as of the date of the document; those statements are based on current expectations, are inherently uncertain and should be viewed with caution.  Actual results may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions and other unanticipated events and conditions.  It is not possible to foresee or to identify all such factors.  The Company makes no commitment to update any forward-looking statement or to disclose any facts, events or circumstances after the date of this document that may affect the accuracy of any forward-looking statement.

Financings

None

RESULTS OF OPERATIONS:

For the Years Ending December 31, 2007 vs. December 31, 2006

Net Income and Loss

Net loss for 2007 was $(275,587), compared to $0 in 2006. The Company had not yet begun operations in 2006.

Liquidity and Financial Resources

As of December 31, 2007, we had $24,621 in cash. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.  The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.  Previously it has relied upon its major shareholder to advance funds to allow it to operate in such situations.  Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skreem Records Corporation

We have audited the accompanying balance sheet of Skreem Records Corporation (a development stage company) as of December 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from May 10, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skreem Records Corporation as of December 31, 2007, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the period then ended and for the period from May 10, 2006 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com

Houston, Texas

March 31, 2008

 Skreem Records Corporation

(A Development Stage Company)

Balance Sheet

As of December 31, 2007

ASSETS:
Current assets:
Cash	$24,621
Capitalized production costs, net of amortization of $3,362	24,701
Prepaid expenses and other current assets	6,786
Total current assets	56,108
Property and equipment – under construction	353,460
Deposit	6,000
TOTAL ASSETS	$415,568

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$115,387
Notes payable - related party	346,896
Total Current Liabilities	462,283

TOTAL LIABILITIES	462,283

Stockholders' Deficit:
Common Stock, $.001 par value; 50,000,000 shares authorized, 29,340,500 issued and outstanding	29,340
Additional paid in capital	199,532
Deficit accumulated during the development stage	(275,587)
Total Stockholders' Deficit	(46,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$415,568

See the accompany summary of accounting policies and notes to the financial statements.

Skreem Records Corporation

(A Development Stage Company)

Statements of Operations

For the Year Ended December 31, 2007 and the Periods from May 10, 2006 (Inception)

Through December 31, 2006 and 2007

	December 31, 2007	May 10, 2006 Through December 31, 2006	May 10, 2006 Through December 31, 2007
Expenses:
General and administrative expenses	$202,446	$-	$202,446
Rent	51,140		51,140
Depreciation and amortization	3,362		3,362
Interest expense	18,639		18,639

Total Operating Expenses	275,587	-	275,587

Net Loss	$(275,587)	$-	$(275,587)

Net Loss per Common Share - Basic and Diluted	$0.01	$0.00
Per Share Information:
Weighted Average Number of Common Stock Shares Outstanding - Basic and Diluted	23,761,163	18,200,000

See the accompany summary of accounting policies and notes to the financial statements.

Skreem Records Corporation

(A Development Stage Company)

Statements of Cash Flows

For the Year Ended December 31, 2007 and

For the Periods from May 10, 2006 (Inception) Through December 31, 2006 and 2007

Cash Flows from Operating Activities:	December 31, 2007	May 10, 2006 Through December 31, 2006	May 10, 2006 Through December 31, 2007
Net Income	$(275,587)	$-	$(275,587)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization	3,362	-	3,362
Changes in:
Capitalized production costs	(28,063)	-	(28,063)
Prepaid expenses and other current assets	(6,786)	-	(6,786)
Deposit	(6,000)	-	(6,000)
Accounts payable and accrued liabilities	115,387	-	115,378

Net Cash Flows Used in Operations	(197,687)	-	(197,687)

Cash Flows from Investing Activities:

Purchase of fixed assets	(33,728)	-	(33,728)
Expenditures on construction in progress	(111,729)	-	(111,729)

Net Cash Flows Used in Investing activities	(145,457)	-	(145,457)

Cash Flows from Financing Activities:

Borrowings on demand notes-related parties	253,715	-	253,715
Proceeds from sale of stock	114,050	-	114,050

Net Cash Flows Provided by Financing activities	367,765	-	367,765

Net Increase in Cash	24,621	-	24,621
Cash – Beginning of period	-	-	-
Cash – End of period	$24,621	$-	$24,621

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See the accompany summary of accounting policies and notes to the financial statements.

Supplemental schedule of noncash investing and financing activities:

The Company acquired all of the assets of Skreem Studios, LLC in exchange for stock and debt. In conjunction with the acquisition acquisition, assets, debt and stock issued were as follows:
Net value of assets acquired	$ 189,803
Increase in demand notes	(93,181)
Equity issued	(1,000,000)
APIC adjustment	903,378
Net cash paid	$ -

Skreem Records Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From May 10, 2006 (Inception) Through December 31, 2007

			Stock Subscription Receivable	Additional Paid In Capital	Deficit Accumulated During the Stage		Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount

Inception - May 10, 2006	-	$-	$-	$-		$-	$-
Issuance of founders shares	18,200,000	18,200	(18,200)	-		-	-
Net loss for the period	-	-	-	-		-	-
Balances - December 31, 2006	18,200,000	18,200	(18,200)	-		-	-
Shares issued to acquire Skreem Studios	10,000,000	10,000	-	990,000		-	1,000,000
Payment of subscription receivable	-	-	18,200	-		-	18,200
Proceeds from sale of stock	1,140,500	1,140	-	112,910		-	114,050
Purchase price allocation	-	-	-	(903,378)	-	-	(903,378)
Net loss for the year	-	-	-	-	-	(275,587)	(275,587)
Balances - December 31, 2007	29,340,500	$29,340	$-	$199,532		$ (275,587)	$(46,715)

See the accompany summary of accounting policies and notes to the financial statements.

Skreem Records Corporation

Notes to Financial Statements

(A Development Stage Company)

1. Summary of Significant Accounting Policies

Skreem Records Corporation (the Company) was formed on March 10, 2006, but was dormant through December 31, 2006 and did not commence operations until April 1, 2007 when it acquired a 100% interest in Skreem Studios LLC (“the Subsidiary”). Skreem Studios LLC was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison. The Subsidiary initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses but was primarily dormant prior to the acquisition. On April 1, 2007 the Company acquired the Subsidiary and commenced business operations.

The Company’s business is to search for recording talent, sign the talent to contracts, and to promote and fund the talent. The Company may incur costs to develop unrecognized talent such as vocal coaching, choreography, fitness training, clothing, hair design, transportation and living expenses. Additionally, the company may incur these costs as well as promotional, tour costs and recording costs for established talent as well as its developed talent. Revenue is generated through sales of recordings, performance fees, management fees, merchandising and publishing royalties. Through these revenue sources the Company recovers the cost it has invested in the talent and then shares in a percentage of the excess proceeds according to the terms of individual contracts.

The Subsidiary’s business is the operation of a recording studio. The Subsidiary will generate revenue by providing the facility and related recording services to unrelated talent. The Subsidiary leases two studio facilities located at 7648 Southland Boulevard, Orlando, FL, Suite/Studio 104 and Suite/Studio 105. The operating activity in Studio 105 occurs in partnership with an otherwise unrelated entity, The 66 East Music Group, Inc. d/b/a Nu Metropolis Studios (Partner). Under the terms of this partnership agreement, the Subsidiary exclusively manages and operates the studio, both the Subsidiary and its Partner have use of the facility at no charge, and 40% of the net profits from Studio 105 are paid to the Partner. The Subsidiary owns and will operate Studio 104 independent of the partnership agreement under which Studio 105 operates.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary, Skreem Studios LLC (Subsidiary). All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Skreem considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2007, there were no cash equivalents.

Capitalizes Production Costs

Capitalized production costs consists of capitalized master production costs and finished product purchased for resale and is valued at the lower of cost or market, on the first-in, first-out method. Capitalized master production costs include capitalizable direct negative costs, production overhead, interest, development costs, and acquired production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. Capitalized master production costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Development costs for projects that have been determined will not go into production or have not been set for production within three years are written off. Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Property, Equipment and Improvements

Property and equipment are stated at cost. Major additions and improvements are capitalized, and routine expenditures for repairs and maintenance are charged to expense as incurred. Fully depreciated assets are carried on the books until the date of disposal. Property sold or retired, and the related gain or loss, if any, is taken into income currently. Property that costs less than $500 is expensed as incurred.

Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets, which range from three to seven years for equipment and furnishings and over the life of the lease for leasehold improvements. As of December 31, 2007, the Subsidiary’s recording studio’s operations had not yet commenced, the associated property, equipment and improvements were not yet placed in service and no depreciation and amortization expense was recorded.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the

Impairment or Disposal of Long- lived Assets". Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and is a development stage enterprise. Additionally, the reconciliation of the Company’s current tax benefit from 35% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

Basic and Diluted Net Income Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

The Company did not grant any stock options during the period ended December 31, 2007.

Advertising

Advertising costs are generally expensed as incurred. Total advertising cost for the year ended December 31, 2007 was $3,300.

Recent Accounting Pronouncements

Skreem does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2. Going Concern

The accompanying financial statements have been prepared assuming that Skreem will continue as a going concern. As shown in the accompanying financial statements, Skreem suffered losses of $275,587 in 2007, has an accumulated deficit of $46,715 and a working capital deficit of $406,175 at December 31, 2007. These conditions raise substantial doubt as to Skreem's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Skreem is unable to continue as a going concern. Management intends to finance these deficits by selling its common stock.

3. Notes Payable - Related Party

Short term debt as of December 31, 2007 consisted of the following demand notes:

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8%	$264,846

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8%	78,550

An unsecured demand note to a corporation controlled by the principal shareholder with a stated interest rate of 8%	3,500

$346,896

4.  Capital Stock

In May 2006, the Company authorized the issuance of 18,200,000 shares of common stock to the Company’s founders.

On April 1, 2007, 10,000,000 shares of common stock were issued in exchange for 100% interest in Skreem Studios, LLC (Subsidiary). The value of the shares issued using the PPM price of $0.10 per share was $1,000,000. Due to the common control of the entities involved the excess consideration provided of $903,378 has been recorded as a decrease of additional paid in capital.

The net assets of the subsidiary on that date of purchase was $189,803. See note 10 for additional disclosure.

In the months of April through December 2007, 1,140,500 shares were sold and issued in a private placement for $0.10 per share resulting in cash received in the amount of $114,050.

5.  Related Party Transactions

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL. This facility contains 2,000 square feet of office space and is owned by the Company’s majority shareholder.

All of the debt financing and related interest expense for the Company and its Subsidiary have been provided by and paid or accrued to the principal shareholder or entities controlled by him. See the note regarding short-term debt for details.

6.  Income Taxes

 The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and the period ended December 31, 2006, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $275,587 at December 31, 2007, and will expire beginning in year 2026.

At December 31, 2007, deferred tax assets consisted of the following:

Net operating losses	$ 96,455
Less: valuation allowance	(96,455)

Net deferred tax asset	$ -

7.  Commitments and Contingencies

The Subsidiary leases two studio/suites. The three-year lease on studio/suite 104 expires on May 31, 2009 and the five-year assumed lease on studio/suite 105 expires on May 31, 2009. Lease payment costs on studio/suites 104 and 105 from inception through December 31, 2007 are $41,685 and $35,672, respectively. The minimum future lease payments for these non-cancellable leased studio/suites as of December 31, 2007 are as follows:

Year ended December 31, 2008	$55,695
Year ended December 31, 2009	23,576
Total	$79,271

8.  Capitalized Production Costs

The balance at December 31, 2007 was $24,701, net of accumulated amortization of $3,362 and consists entirely of capitalized master production costs for one video product expected  to be produced and sold starting in 2008.

9.  Equipment

Property and equipment at December 31, 2007 is as follows:

Furniture, fixtures and office equipment	$256,210
Leasehold improvements	97,250
Less accumulated depreciation	-
Total	$353,460

As of December 31, 2007, the Subsidiary’s recording studio’s operations had not yet commenced, the associated property, equipment and improvements were not yet placed in service and no depreciation and amortization expense was recorded.

10.  Business Combination

On April 1, 2007, the Company purchased Skreem Studios LLC (“the Subsidiary”) for 10,000,000 shares of the Company’s common stock valued at $1,000,000 based upon a PPM price of $0.10 and an increase in notes payable of $93,181. The subsidiary was controlled by our founding shareholder and due to the entities being under common control the excess purchase price over the net asset value has been recorded as a decrease in additional paid in capital and retained deficit.

The shareholders of the Company maintained control of the subsidiary before and after the purchase and as a result of considering this and other relevant criteria in FASB statement number 141 the Company has been determined to be the accounting acquirer.

Due to the primarily dormant nature of the subsidiary prior to April 1, 2007 the results for the period ended December 31, 2007 and December 30, 2006 would not have materially deferred and as a result pro-forma information is not presented in these financial statements.

The purchase price of $1,093,181 ($1,000,000 of stock and a note increase of $93,181) has preliminarily been allocated as follows:

Increase in demand note	$(93,181)
PP&E	189,803
Additional paid in capital	903,378

Total	$1,000,000

       11.  Subsequent Events

Under the private placement discussed in note 6 above the Company has sold 678,200 shares of common stock at $0.10 per share resulting in proceeds of $67,820 subsequent to December 31, 2007. The Private Placement Memorandum was extended from January 15, 2008 until February 1, 2008 and expired at that time.

On January 2, 2008 the Subsidiary commenced business operations.

On February 21, 2008 the Board of Directors authorized the exchange of 500,000 shares of stock for $250,000 of demand debt payable to the principal shareholder of the Company.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 8a.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 31, 2007 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion is based upon the number and magnitude of the year end adjusting entries.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief

Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company is still in the process of evaluating its internal controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of December 31, 2007, the directors and officers of the Company are listed below with information about their respective backgrounds.  Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

The executives and directors currently serving the Company are as follows:

 Name

Age

Position

Tony Harrison

42

President, Chief Executive Officer and Director

Justin Martin

25

Vice President and Director

Karen Aalders

57

Secretary / Treasurer and Director

Tony Harrison.  Mr. Harrison joined Skreem Records Corp. in April, 2007, as Chief Executive Officer and director.  Since 1996 he has operated a recording studio just outside Cologne Germany and produces records in Europe under the Captain Hollywood label.

Justin Martin.  Mr. Martin joined the Company in April, 2007, as Vice President and director.  Mr. Martin was formerly a part of the famous music group “3rd Wish”, who for the most part made a name for themselves in the European market.

Karen Aalders.  Ms. Aalders joined the Company in May, 2006 as its Secretary / Treasurer and a director.  From 1994 to 1999, Ms. Aalders was employed by Martin Consultants, Inc. as Secretary / Treasurer.  From 1990 to 1994 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

Item 10.

Executive Compensation

For the fiscal year ended December 31, 2007, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

Each operating officer is entitled to an annual base salary of $60,000, plus reimbursement for documented out-of-pocket expenses. The Board of Directors also plans to grant non-qualified options annually to each officer as additional future compensation for services rendered. The timing and extent of such option grants are made at the sole discretion of the Board of Directors and have an exercise price equal to the estimated fair-market-value on the date of the grant. There is no other compensation given beyond the annual base salaries and option grants. The following Summary Compensation Table sets forth the compensation for each executive officer for the past three fiscal years ended December 31;

Summary Compensation Table

Fiscal

Annual

Long-term Compensation;

Name & Position

Year

Salary

Securities Underlying Options

Tony Harrison, President

2007

56,400

none

Justin Martin, Vice-President

2007

12,400

none

Karen Aalders

2007

  - 0 -

none

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Each executive officer is elected annually by the Board of Directors to hold their respective office until the annual meeting of shareholders and until their successors is chosen and qualified.

Director Compensation

Our directors receive no compensation for their services as director, at this time, other than what has already been paid by the issuance of shares of common stock.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

The following table describes, as of January 11, 2008, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

Number of

Percentage of

Percentage of

Shares Beneficially     Shares Owned prior

Shares Owned after sale

Identity of Stockholder or Group

Owned (1)

to Offering

of Shares in Offering (2)

Jeff Martin

17,000,000

58.2%

54.5%

11637 Orpington Street

Orlando, FL 32817

Tony Harrison

4,900,000

16.8%

15.7%

c/o the Company

Justin Martin

3,000,000

10.2%

9.6%

c/o the Company

Karen Aalders

1,830,000

6.2%

5.8%

c/o the Company

_______________________

All Officers and Directors as

9,730,000

33.3%

31.2%

A Group (3 Persons)

*

Less than 5%

(1)

Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or entity has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or entity, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or entity shown in the table.

(2)

Assumes sale of all 2,000,000 shares in this offering

Item 12.

Certain Relationships and Related Transactions Issuance of Stock

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL. This facility contains 2,000 square feet of office space and is owned by the Company’s majority shareholder.

Item 13.  Exhibits

Index to Exhibits

3.1(1)

Articles of Incorporation of the Company

3.2 (1)

By-Laws of the Company

10.1 (1)

Personal Management Agreement between the Company and Justin Martin, dated June 25, 2007

10.2. (1)

Exclusive Artist Recording Agreement between the Company and Justin Martin, dated June 25, 2007

10.3 (1)

Heads of Agreement, between the Company and A 45 Music, GmbH, dated February 28, 2007

31.1 (1)

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)

Certification of the Chief Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002

(1)

Filed herewith

Item 14.

Principal Accounting Fees and Services

During the fiscal year ended December 31, 2007, we paid a total of $5,000 in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Florida corporation that are filed herewith as those of the Company.  See Item 7, “Financial Statements”, above.

During the fiscal year ended December 31, 2007, the Registrant did not have an audit committee.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Skreem Records Corporation has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 31, 2008

Skreem Records Corporation

By:    /s/ Tony Harrison

Tony Harrison, Director Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2008.

Signature

Title

Date

/s/ Tony Harrison

Director and Chief Executive Officer, President

March 31, 2008

Tony Harrison

/s/  Karen Aalders

Secretary, Treasurer and Principal

March 31, 2008

Karen Aalders

Accounting/Financial Officer and Director