Form 10-Q
period 2008-03-31
SKREEM RECORDS CORP
filed 2008-05-16
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SKREEM RECORDS CORP.

 (Exact name of registrant as specified in its charter)

———————

Florida	333-148697	20-8715508
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

11637 Orpington Street, Orlando, Florida 32817

 (Address of Principal Executive Office) (Zip Code)

(407) 207-0400

 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common, $.001 par value 30,518,700 May 16, 2008

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	X	Yes		No

TABLE OF CONTENTS

SKREEM Records Corp.

(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1. Unaudited Consolidated Financial Statements

Unaudited Balance Sheets as of March 31, 2007 and March 31, 2008	3

Unaudited Statements of Operations for the three and six months ended March 31, 2008, and 2007 and for the period from inception, May, 2006, through March 31, 2008	4

Unaudited Statements of Cash Flows for the six months ended March 31, 2008 and 2007 and the period from inception, May, 2006 through March 31, 2008	5

Notes to the Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	10

Part II – Other Information

Item 1. Legal Proceedings	11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	11

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Skreem Records Corporation

(A Development Stage Company)

Consolidated Balance Sheet As of March 31, 2008 and December 31, 2007 (Unaudited)

ASSETS	3/31/2008	12/31/2007
Cash	$2,058	$24,621
Accounts receivable	521	543
Capitalized production costs net of amortization of $3,362 and $3,362 at March 31, 2008 and December 31, 2007, respectively	31,159	24,701
Advances	1,630	1,215
Prepaid expense	5,613	5,028
Total current assets	40,981	56,108

Property and equipment, net of accumulated depreciation of $18,488 and $0 at March 31, 2008 and December 31, 2007, respectively	342,269	353,460
Deposit	6,000	6,000
TOTAL ASSETS	$389,250	$415,568

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued liabilities	$68,665	$96,411
Prepaid studio rent	639	-
Accrued interest	22,810	18,976
Notes payable – related party	123,485	346,896
Total Current Liabilities	215,599	462,283

Stockholders' Equity (Deficit):
Common Stock, $.001 par value; 50,000,000 shares authorized, 30,518,700 and 29,340,500 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30,519	29,340
Stock subscription receivable	(4,000)	-
Additional paid in capital	527,353	199,532
Deficit accumulated during the development stage	(380,221)	(275,587)
Total Stockholders' Equity (Deficit)	173,651	(46,715)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$389,250	$415,568

The accompanying notes are an integral part of these financial statements.

Skreem Records Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statements of Operations

For the Three Month Periods Ended March 31, 2008 and 2007 and the Period From

May 10, 2006 (Inception) Through March 31, 2008

 (Unaudited)

			May 10, 2006 (Inception) Through March 31,
	2008	2007	2008
Revenue:	$2,841	$-	$2,841

Expenses:
General and administrative expenses	69,738	-	272,184
Rent	14,156	-	65,296
Amortization of capitalized production costs	-	-	3,362
Depreciation	18,488	-	18,488
Interest expense	5,172	-	23,811

Total Operating Expenses	107,554	-	383,141

Other income	80	-	80

Net Loss	$(104,633)	$-	$(380,220)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$0.00

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	29,960,368	18,200,000

The accompanying notes are an integral part of these financial statements.

Skreem Records Corporation and Subsidiary

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Month Periods Ended March 31, 2008 and 2007

and the Period From May 10, 2006 (Inception) Through March 31, 2008

(Unaudited)

			May 10, 2006 (Inception) Through March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net Loss	$(104,633)	$-	$(380,220)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of capitalized production costs	-	-	3,362
Depreciation	18,488	-	18,488

Changes in:

Capitalized production costs	(6,458)	-	(34,521)
Deposit	-	-	(6,000)
Prepaid expenses & other current assets	(978)	-	(7,764)
Accounts payable and accrued liabilities	(23,274)	-	92,113
Net Cash Flows Used in Operations	(116,855	-	(314,542)

Cash Flows from Investing Activities:

Purchase of fixed assets	(2,146)	-	(35,874)
Expenditures on construction in progress	(5,151)	-	(116,880)
Net Cash Flows Used in Investing activities	(7,297)	-	(152,754)

Cash Flows from Financing Activities:
Net borrowings on demand notes	26,589	-	280,304
Proceeds from sale of stock	75,000	-	189,050
Net Cash Flows Provided by Financing activities	101,589	-	469,354

Net Increase (Decrease) in Cash	(22,563)	-	2,058
Cash and cash equivalents - Beginning of period	24,621	-	-
Cash and cash equivalents - End of period	$2,058	-	$2,058

SUPPLEMENTARY INFORMATION
Interest Paid	$1,339	$-	$3,408
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Skreem Records Corporation and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Skreem Records Corporation and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Skreem’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Skreem’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Skreem’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $380,220 and has a working capital deficit of $174,618 at March 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.

 NOTE 3 – NOTES PAYABLE – RELATED PARTY

Short term debt as of March 31, 2008 consisted of the following demand notes:

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8%	$50,325

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8%	55,660

An unsecured demand note to a business owned and controlled by the one of the shareholder with a stated interest rate of 8%	10,000

Various unsecured demand note to a corporation controlled by the principal shareholder with a stated interest rate of 8%	7,500

Total	$123,485

At March 31, 2008, interest in the amount of $22,809 is accrued on these notes. Interest expense for the three months ended March 31, 2008 and 2007 was $5,172 and $0, respectively.

NOTE 4 – CAPITAL STOCK

In the period from January 1, 2008 through March 31, 2008, 622,000 shares were sold and issued in exchange for cash received in the amount of $75,000 and 500,000 shares were issued in exchange for cancellation of $250,000 of debt owed to the majority shareholder.  The difference in the fair market value and the debt forgiven is reflected as additional paid in capital of $200,000.

On February 20, 2008, 56,200 shares valued $5,620 at the current trading rate of $0.10 per share was issued in exchange for underwriting services provided.

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. As disclosed in Note 4, on February 26, 2008, the Company issued 500,000 common shares with a stated value of $500,000 in settlement of a $250,000 note to the majority shareholder.

ITEM - 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER “RISK FACTORS” IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH “SELECTED FINANCIAL DATA” AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

How our company is organized

Skreem Records Corporation is an entertainment development, marketing and production company formed in May 2006.  Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records was formed to continue these operations globally.

Any information contained on our website should not be considered as part of this prospectus.  The information contained on our website is used for disseminating sales and marketing purposes

Where you can find us

The Company’s executive offices, located at 11637 Orpington Street, Orlando, FL 32817, (407) 207-0400 is low-day and cost effective, mirroring the company’s frugal approach to controlling costs to maximize returns.

Results of Operations for the three and six months ended March 31, 2008 as Compared to the three March 31, 2007.

Revenues –

The Company recorded revenue of $2,841 and $-0- for the three months ended March 31, 2008 and 2007, respectively.

Operating Expenses –

Operating expenses for the three months ended March 31, 2008 were $107,554. There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $383,142.

General and Administrative Expenses –

General and administrative expenses increased from $0 to $69,738 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $272,185.  This amount is primarily attributable to professional and consulting fees and other general and administrative expenses.

Interest Expense –

For the three months ended March 31, 2008, the Company recorded interest expense in the amount of $5,172, which relates to interest expense on the notes payable to a major shareholder. There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total interest from inception of May 10, 2006 are $23,811.

Liquidity and Capital Resources

As of March 31, 2008, the Company had $2,058 in cash and a deficit in working capital of $174,618. This compares with cash of $24,621 and a deficit in working capital of $406,175 as of December 31, 2007.

Cash used in operations was $116,855 for the three months ended March 31, 2008 and for the period from inception on May 10, 2006 is a total of $314,542.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $104,633 and $380,221 for the three months ended March 31, 2008 and since inception of May 10, 2006. The Company had an accumulated deficit of $380,220 at March 31, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

RISK FACTORS

OUR BUSINESS IS SUBJECT TO MANY RISK FACTORS, INCLUDING THE FOLLOWING (REFERENCES TO “OUR,” “US,” “WE,” AND WORDS OF SIMILAR MEANING) IN THESE RISK FACTORS REFER TO THE COMPANY.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

WE MAY NOT BE ABLE TO OBTAIN A TRADING MARKET FOR YOUR SHARES.

Trading in our Common Stock, if any, is intended to be conducted on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority or FINRA, if and when, we obtain a listing. We will make an application to the FINRA to list these shares on the Over the Counter Bulletin Board operated by the FINRA. Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell. However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will trade on over-the-counter market in the so-called “pink sheets”. Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of the Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

IT IS MORE DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES BECAUSE WE ARE NOT, AND MAY NEVER BE, ELIGIBLE FOR NASDAQ OR ANY NATIONAL STOCK EXCHANGE.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

JEFFREY MARTIN OWNS DIRECTLY AND INDIRECTLY THROUGH RELATED PARTIES APPROXIMATELY 54.5% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Jeffrey Martin holds 17,000,000 shares of our common stock, representing approximately 54.5% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

We may continue to lose money, and if we do not achieve profitability, we may not be able to continue our business.

We have, in our history, generated limited revenues from operations, have incurred substantial expenses and have sustained losses. In addition, we expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. We expect our operating expenses to increase as a result of our planned expansion. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. We expect to have quarter-to-quarter fluctuations in revenues, expenses, losses and cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Number

Description

3.1 (1)

Articles of Incorporation, as Amended

3.2 (1)

Bylaws

31.1 (2)

Certification of Chief Executive Officer of SKREEM Records Corp. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)

Certification of Chief Financial Officer of SKREEM Records Corp. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)

Certification of Chief Executive Officer of SKREEM Records Corp. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (2)

Certification of Chief Financial Officer of SKREEM Records Corp. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1)

Previously filed with the SB-2 filed on January 16, 2008 and is incorporated herein by reference.

(2)

Field herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SKREEM RECORDS CORP.

Date: May 16, 2008	By:	/s/ Tony Harrison
Tony Harrison Principal Executive Officer

Date: May 16, 2008	By:	/s/ Karen Aalders
Karen Aalders
Chief Financial Officer