Form 10-Q
period 2008-06-30
SKREEM RECORDS CORP
filed 2008-08-08
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

SKREEM RECORDS CORPORATION

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

Large accelerated filer		Accelerated filer
Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes	x	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	30,518,700	August 8, 2008

TABLE OF CONTENTS

SKREEM Records Corporation

(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Skreem Records Corporation

(A Development Stage Company)

 Consolidated Balance Sheets

As of June 30, 2008 and December 31, 2007

(Unaudited)

ASSETS:
Current assets:	June 30, 2008	December 31, 2007
	(unaudited)
Cash	$1,689	$24,621
Accounts receivable	-	543
Capitalized production costs net of accumulated amortization of $3,362 and $3,362 at June 30, 2008 and December 31, 2007, respectively	31,159	24,701
Advances	1,630	1,215
Prepaid expense	5,717	5,028
Total current assets	40,195	56,108

Property and equipment, net of accumulated depreciation of $37,169 and $0 at June 30, 2008 and December 31, 2007, respectively	327,248	353,460
Deposit	6,000	6,000
TOTAL ASSETS	$373,443	$415 $ 415,568

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued liabilities	$62,050	$96,411
Accrued interest	25,638	18,976
Notes payable – related party	192,525	346,896
Total Current Liabilities	280,213	462,283

Stockholders' Equity (Deficit):
Common Stock, $.001 par value; 50,000,000 shares authorized, 30,518,700 and 29,340,500 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	30,519	29,340
Stock subscription receivable	(3,100)	-
Additional paid in capital	533,560	199,532
Deficit accumulated during the development stage	(467,749)	(275,587)
Total Stockholders' Equity (Deficit)	93,230	(46,715)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$373,443	$415,568

Skreem Records Corporation

(A Development Stage Company)

Consolidated Statements of Operations

For the Three and Six Month Periods Ended June 30, 2008 and 2007,

and the Period From May 10, 2006 (Inception) Through June 30, 2008

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		May 10, 2006 (Inception) Through June 30,
	2008	2007	2008	2007	2008

Revenue:	$1,319	$-	$4,160	$-	$4,160

Expenses: General and administrative expenses	45,322	16,696	115,062	16,696	317,753
Rent	21,272	15,066	35,428	15,066	86,568
Amortization of capitalized production costs	-	-	-	-	3,362
Depreciation	18,682	-	37,169	-	37,169
Interest expense	3,571	3,406	8,743	3,406	27,382

Total Operating Expenses	88,847	35,168	196,402	35,168	472,234

Other income	-	-	80	-	325

Net Loss	$(87,528)	$(35,168)	$(192,162)	$(35,168)	$(467,749)

Net Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	30,518,700	28,400,000	30,239,534	28,400,000

Skreem Records Corporation

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Six Month Periods Ended June, 2008 and 2007 and

the Period From May 10, 2006 (Inception) Through June 30, 2008

(Unaudited)

	Six Months Ended June 30,		May 10, 2006 (inception) to June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net Income	$(192,162)	$(35,168)	$(467,749)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of capitalized production costs	-	-	3,362
Depreciation	37,169	-	37,169
Donated Rent	6,207	-	6,207
Imputed interest on note payable – related party	6,662	8,583	25,638
Changes in:
Accounts receivable	128	-	128
Capitalized production costs	(6,458)	-	(34,521)
Deposit	-	-	(6,000)
Prepaid expenses	(689)	-	(7,475)
Accounts payable and accrued liabilities	(34,361)	-	62,050
Net Cash Flows Used in Operations	(183,504)	(26,585)	(381,191)

Cash Flows from Investing Activities:
Purchase of fixed assets	(2,146)	(17,989)	(35,874)
Expenditures on construction in progress	(8,812)	(7,096)	(120,541)
Net Cash Flows Used in Investing activities	(10,958)	(25,085)	(156,415)

Cash Flows from Financing Activities:
Borrowings on demand notes	134,498	52,919	388,213
Principal payments on demand notes	(38,868)	-	(38,868)
Proceeds from sale of stock	75,900	20,000	189,950
Net Cash Flows Provided by Financing activities	171,530	72,919	539,295

Net Increase (Decrease) in Cash	(22,932)	21,249	1,689
Cash and cash equivalents - Beginning of period	24,621	-	-
Cash and cash equivalents - End of period	$1,689	21,249	1,689

SUPPLEMENTARY INFORMATION
Interest Paid	$2,043	$-	$4,112
Taxes Paid	$-	$-	$-

Skreem Records Corporation

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From May 10, 2006 (Inception) Through June 30, 2008

	Common Stock		Stock
	Shares	Amount	Subscription Receivable	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Inception - May 10, 2006	-	$-	$-	$-	$-	$-
Issuance of founders shares	18,200,000	18,200	(18,200)	-	-	-
Net loss for the period	-	-	-	-	-	-
Balances - December 31, 2006	18,200,000	18,200	(18,200)	-	-	-
Shares issued to acquire Skreem Studios	10,000,000	10,000	-	990,000	-	1,000,000
Payment of subscription receivable	-	-	18,200	-	-	18,200
Proceeds from sale of stock	1,140,500	1,140	-	112,910	-	114,050
Purchase price allocation	-	-	-	(903,378)	-	(903,378)
Net loss for the year	-	-	-	-	(275,587)	(275,587)
Balances - December 31, 2007	29,340,500	29,340	-	199,532	(275,587)	(46,715)

Shares issued for notes	500,000	500	-	249,500	-	250,000
Shares issued for services	56,200	57	-	(57)	-	-
Proceeds from sale of stock	622,000	622	(3,100)	78,378	-	75,900
			-		-
Contribution from shareholder	-	-	-	6,207	-	6,207

Net loss for the period	-	-	-	-	(192,162)	(192,162)
Balances - June 30, 2008	30,518,700	$30,519	$(3,100)	$533,560	$(467,749)	$93,230

Skreem Records Corporation

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

NOTE 2 - GOING CONCERN

Skreem’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $467,749 and has a working capital deficit of $240,018 at June 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock. The financial statements do not include any adjustment that might be necessary if Skreem is unable to continue as a going concern.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

Short term debt consisted of the following demand notes:	06/30/08	12/31/07
(unaudited)
Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8%	$ 88,765	$264,846
Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8%	84,661	78,550
An unsecured demand note to a business owned and controlled by the one of the shareholder with a stated interest rate of 8%	10,000	-
An unsecured demand note to a business owned and controlled by one of the shareholders with no stated interest Rate; interest is being accrued at 8%.	1,600	-
Various unsecured demand note to a corporation controlled by the principal shareholder with a stated interest rate of 8%	7,500	3,500
Total	$192,525	$346,896

During the six month period ended June 30, 2008, the Company issued two unsecured demand notes to businesses owned and controlled by a shareholder totaling $11,600 with a stated interest rate of 8%. During the six month period ended June 30, 2008, the Company issued various unsecured demand notes to a shareholder totaling $83,350 with a stated interest rate of 8%. During the six month period ended June 30, 2008, the Company issued an unsecured demand notes to business controlled by a shareholder totaling $4,000 with a stated interest rate of 8%.

On February 26, 2008, the Company issued 500,000 common shares with a value of $250,000 at the current trading rate of $0.50 in settlement of a $250,000 note to the majority shareholder. The difference in the value of the shares and the balance of the debt is included as an addition to additional paid in capital due to the common control nature of this transaction.

At June 30, 2008, interest in the amount of $25,638 is accrued on these notes.  Interest expense for the three months and six months ended June 30, 2008, and the period from inception on March 10, 2006 through June 30, 2008 was $3,571, $8,743 and $27,382, respectively.

NOTE 4 – RELATED PARTY TRANSACTION - RENT

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL.  This facility contains 2,000 square feet of office space and it is owned and controlled by a corporation owned solely by the Company’s majority shareholder.  The shareholder has waived rent expense in exchange for an increase in additional paid in capital.  At June 30, 2008, the rent expense in exchange of additional paid in capital was $6,207.

NOTE 5 – CAPITAL STOCK

In the period from January 1, 2008 through June 30, 2008, 622,000 shares were sold and issued in exchange for cash received in the amount of $75,000 and 500,000 shares were issued in exchange for cancellation of $250,000 of debt owed to the majority shareholder. The difference in the value of the shares and the balance of the debt is included as an addition to additional paid in capital.

On February 20, 2008, 56,200 shares valued $5,620 at the current trading rate of $0.10 per share was issued in exchange for underwriting services provided.

NOTE 6 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. As disclosed in Note 5, on February 26, 2008, the Company issued 500,000 common shares with a value of $250,000 at the current trading rate of $0.50 in settlement of a $250,000 note to the majority shareholder.

NOTE 7 - SUBSEQUENT EVENTS

On June 9, 2008, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company (the “Majority Stockholders”) approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company shall perform the following maters:

Approving a reverse split of Ten (10) shares of old common stock for One (1) new share of common stock (the “Reverse Split”);

Amend the name of the Corporation to “Insight Management Corporation” (the “Name Change”); and

The Company shall declare a stock dividend of its subsidiary, of one (1) share for each share owned as of the record date. The dividend has been declared with a record date of July 1, 2008, and an effective as soon as possible thereafter. The Board of Directors has determined that the operations that made up the Company would be better off in a separate company, with its own goals, while the Company concentrates its efforts on other media related business.

It has been determined that it would be in the shareholders interest to operate as two separate companies. The remaining company would concentrate on managing the recording contracts it already possesses and with a potential to acquire other music and recording contracts. By splitting off the recording studio into a separate company, it will allow Skreem Studios Inc. to concentrate on the business of recording music from artists, from Insight Management Corp, and as well as other artists from other companies that would not want to use a studio from a competitor, and will also allow each company to independently seek potential investors. Skreem Studios, Inc. will also utilizing the Studio for teaching purposes, such as opening a School of Audio.

This Information Statement describing the approval of the Name Change and Stock Dividend (the “Stockholder Matters”) is first being mailed or furnished to the Company’s stockholders on or about August 5, 2008, and such matters shall not become effective until at least 10 days thereafter.

ITEM 2.

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

Subsequent to June 30, 2008, Skreem Records Corporation, a.k.a Insight Management Corporation, will be transformed into a public shell company.

Results of Operations for the six months ended June 20, 2008 as Compared to the six months ended June 30, 2007. Comparison of the three and six month periods ended June 30, 2007, is not meaningful since it is prior to the purchase of Skreem Studios.

Revenues –

The Company recorded revenue of $4,160 and $-0- for the six months ended June 30, 2008, 2008 and 2007, respectively.

Operating Expenses –

Operating expenses for the six months ended June 30, 2008 were $196,402.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $472,234.

General and Administrative Expenses –

General and administrative expenses decreased by $69,740 or 69% to $45,322 for the three months ended June 30, 2008.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $317,753.   This amount is primarily attributable to professional and consulting fees and other general and administrative expenses.

Interest Expense –

For the six months ended June 30, 2008, the Company recorded interest expense in the amount of $8,743, which relates to interest expense on the notes payable to a major shareholder.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total interest from inception of May 10, 2006 is $27,382.

Liquidity and Capital Resources

As of June 30, 2008, the Company had a cash balance of $1,689and a deficit in working capital of $240,018. This compares with cash of $24,621 and a deficit in working capital of $406,175 as of December 31, 2007.

Cash used in operations was $183,504 for the six months ended June 30, 2008 and for the period from inception on May 10, 2006 is a total of $381,191.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $192,162 and $467,749 for the six months ended June 30, 2008 and since inception of May 10, 2006.  The Company had an accumulated deficit of $467,749 at June 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-Q (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2008, the Corporation filed a Pre 14C Information Statement that on or about June 9, 2008, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1 % of the total issued and outstanding shares of voting stock of the Company approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company shall perform he following maters:

•

Approving a reverse split of Ten (10) shares of old common stock for One (1) new share of common stock;

•

Amend the name of the Corporation  to “Insight Management Corporation” (the “Name Change”); and

•

The Company shall declare a stock dividend of its subsidiary, Skreem Studios, Inc. of one (1) share for each share owned as of the record date.  This means that for every one (1) share owned in the Company, you will be issued one new share in the subsidiary, to be called Skreem Studios, Inc.  The dividend has been declared with a record date of July 1, 2008, and an effective as soon as possible thereafter.  The Board of Directors has determined that the operations that made up the Company would be better off in a separate company, with its own goals, while the Company concentrates its efforts on other media related business.

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

SKREEM RECORDS CORP.

Date: August 8, 2008	By:	/s/ Tony Harrison
Tony Harrison
Principal Executive Officer

Date: August 8, 2008	By:	/s/ Karen Aalders
Karen Aalders
Chief Financial Officer