Form 10-Q
period 2008-09-30
Insight Management Corp
filed 2008-11-17
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-148697

———————

INSIGHT MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

———————

Florida	20-8715508
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		✓	Yes		No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	3,051,870	November 17, 2008

TABLE OF CONTENTS

Insight Management Corporation

(A DEVELOPMENT STAGE COMPANY)

Page

Part I – Financial Information

Item 1.       Unaudited Consolidated Financial Statements

1

Unaudited Balance Sheets As of September 30, 2008 and December 31, 2007

1

Unaudited Statements of Operations For the Three and Nine Months Ended
September 30, 2008and 2007, and for the Period From Inception, May 10, 2006,
Through September 30, 2008

2

Unaudited Statement of Cash Flows For the Nine Months Ended September, 2008,
and 2007 and  the Period From Inception, May 10, 2006, Through
September 30, 2008

3

Unaudited Statement of Stockholder’s Equity

4

Notes to Consolidated Financial Statements

5

Item 2.       Management’s Discussion And Analysis Or Plan Of Operation

8

Item 3.       Quantitative And Quantitative Disclosure About Market Risk

12

Item 4.       Controls And Procedures

12

Part II – Other Information

Item 1.       Legal Proceedings

14

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds

14

Item 3.       Defaults Upon Senior Securities

14

Item 4.       Submission Of Matters To A Vote Of Security Holders

14

Item 5.       Other Information

14

Item 6.       Exhibits

14

Signature

15

ITEM 1.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Insight Management Corporation

(A Development Stage Company)

Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007

(Unaudited)

ASSETS
Current assets:	September 30, 2008	December 31, 2007
Cash	$20	$24,232
Accounts receivable	––	––
Capitalized production costs net of amortization of $3,362 and $3,362 at September 30, 2008 and December 31, 2007, respectively	31,160	24,701
Advances	––	1,000
Prepaid expense	––	4,440
Total current assets	31,180	54,373

Assets of discontinued operations, net	––	361,195
TOTAL ASSETS	$31,180	$415,568

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable and accrued liabilities	$65,392	$92,909
Accrued interest	3,608	238
Notes payable – related party	133,426	99.696
Total Current Liabilities	202,426	192,843

Liabilities of discontinued operations, net	––	269,440

Stockholders' Equity (Deficit):
Common Stock, $.001 par value; 50,000,000 shares authorized, 3,051,870 and 2,934,050 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,052	2,934
Stock subscription receivable	(3,100)	––
Additional paid in capital	357,160	225,938
Deficit accumulated during the development stage	(528,358)	(275,587)
Total Stockholders' Equity (Deficit)	(171,246)	(46,715)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,180	$415,568

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Consolidated Statements of Operations
For the Three Month, and Nine Month Periods, Ended September 30, 2008 and 2007,
and the Period From May 10, 2006 (Inception) Through September 30, 2008
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 10, 2006 (Inception) Through
	2008	2007	2008	2007	2008
Expenses:
General and administrative expenses	54,995	51,011	134,995	60,870	340,645
Rent	3,104	––	9,311	1,190	10,500
Amortization of capitalized production costs	––	––	––	––	3,362
Interest expense	2,511	1,159	5,412	1,159	7,720

Total Operating Expenses	60,610	52,170	149,718	63,219	362,227

Other income	––	104	80	173	326

Net Loss from continuing operations	$(60,610)	$(52,066)	$(149,638)	$(63,046)	$(361,901)

Discontinued operations
Loss from discontinued operations	––	(23,775)	(103,133)	(45,964)	(166,457)
Net Loss	$(60,610)	$(75,841)	$(252,771)	$(109,010)	$(528,358)

Net Loss per Common Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.04)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	3,051,870	2,864,446	3,033,327	2,844,891

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows
For the Nine Month Periods Ended September, 2008 and 2007 and
the Period From May 10, 2006 (Inception) Through September 30, 2008
(Unaudited)

	Nine Months Ended September 30,		May 10, 2006 (inception) to September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net Loss from continuing operations	$(149,638)	$(127,751)	$(361,901)
Net Loss from discontinued operations	(103,133)		(166,457)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of capitalized production costs	––	––	3,362
Depreciation	––	––	––
Bad debt	––	––	––
Rent	9,311	––	9,311
Changes in:
Accounts receivable	1,215	––	1,215
Capitalized production costs	––	(26,674)	(28,054)
Deposit	––	(3,000)	(6,000)
Prepaid expenses and other assets	(2,018)	(584)	(8,804)
Accounts payable	(27,517)	20,969	91,231
Accrued Expenses	3,370		––
Net Cash Flows Used in Operations	(268,410)	(122,131)	(466,097)

Cash Flows from Investing Activities:
Issuance of advances & notes receivable	––	(6,000)	––
Purchase of fixed assets	––	(21,347)	(33,728)
Expenditures on construction in progress	––	(31,792)	(111,729)
Cash distributed in Spin off	89,680		89,680
Net Cash Flows Used in Investing activities	89,680	(59,139)	(55,777)

Cash Flows from Financing Activities:
Net borrowings on demand notes	127,098	146,678	380,813
Payments on debt	(48,868)	––	(48,868)
Proceeds from sale of stock	75,900	39,000	189,950
Net Cash Flows Provided by Financing activities	154,130	185,678	521,895

Net Increase (Decrease) in Cash	(24,601)	4,408	20

Cash and cash equivalents - Beginning of period	24,621	––	––
Cash and cash equivalents - End of period	$20	4,408	$20

SUPPLEMENTARY INFORMATION
Interest Paid	$2,042	$––	$4,111
Taxes Paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Consolidated Statement of Stockholder’s Equity
From May 10, 2006 (inception) to September 30, 2008
(Unaudited)

				Stock	Deficit Accumulated	Total
				Additional	During the	Stockholders'
	Common Stock		Subscription	Paid	Development	Equity
	Shares	Amount	Receivable	In Capital	Stage	(Deficit)

Inception - May 10, 2006	––	$––	$––	$––	$––	$––
Issuance of founders shares	1,820,000	1,820	(18,200)	16,380	––	––
Net loss for the period	––	––	––	––	––	––
Balances - December 31, 2006	1,820,000	1,820	(18,200)	16,380	––	––
Shares issued to acquire Skreem Studios	1,000,000	1,000	––	999,000	––	1,000,000
Payment of subscription receivable	––	––	18,200	––	––	18,200
Proceeds from sale of stock	114,050	114	––	113,936	––	114,050
Purchase price allocation	––	––	––	(903,378)	––	(903,378)
Net loss for the year	––	––	––	––	(275,587)	(275,587)
Balances - December 31, 2007	2,934,050	2,934	––	225,938	(275,587)	(46,715)

Shares issued for notes	50,000	50	––	249,950	––	250,000
Shares issued for services	5,620	6	––	(6)	––	––
Proceeds from sale of stock	62,200	62	(3,100)	78,938	––	75,900
			––		––
Contribution from shareholder	––	––	––	6,207	––	6,207
Contribution from shareholder	––	––	––	3,104	––	3,104

Investment in discontinued operations	––	––	––	(206,971)	––	(206,971)

Net loss from discontinued operations	––	––	––	––	(103,133)	(103,133)
Net loss from continuing operations	––	––	––	––	(149,638)	(149,638)
Balances – September 30, 2008	3,051,870	3,052	(3,100)	357,160	(528,358)	171,246

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation and Subsidiary

Notes to Consolidated Financial Statements

(A Development Stage Company)

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Insight Management Corporation (formerly known as Skreem Records Corporation) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Insight Management’s audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Insight Management’s 2007 annual financial statements have been omitted.

NOTE 2 – NATURE OF OPERATIONS

Insight Management Corporation (the Company) (f/ka/ Skreem Records Corporation) was formed on May 10, 2006, but was dormant and did not commence operations until April 1, 2007 when it acquired a 100% interest in Skreem Studios, Inc. (the Subsidiary) (f/k/a Skreem Studios LLC).  Skreem Studios, Inc. was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison.  The Subsidiary initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.  On April 1, 2007 the Company acquired the Subsidiary under the purchase method and commenced business operations. On June 9, 2008, the majority of stockholders authorized a name change from Skreem Records Corporation to Insight Management Corporation, authorized a ten for 1 reverse split of common stock and declared a stock dividend of its subsidiary, Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off Skreem Studios, Inc., where the shareholders of record receive one share of Skreem Studios, Inc. per share owned in Insight Management.  The Company’s business is to search for recording talent, sign the talent to contracts, and to promote and fund the talent.  The Company may incur costs to develop unrecognized talent such as vocal coaching, choreography, fitness training, clothing, hair design, transportation and living expenses.  Additionally, the company may incur these costs as well as promotional, tour costs and recording costs for established talent as well as its developed talent.  Revenue is generated through sales of recordings, performance fees, management fees, merchandising and publishing royalties.  Via these revenue sources the Company recovers the cost it has invested in the talent and then shares in a percentage of the excess proceeds according to the terms of individual contracts.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $528,358 and has a working capital deficit of $171,246 at September 30, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.   The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Short term debt as of September 30, 2008 consisted of the following demand notes:

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8%	$98,165

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8%	19,261

An unsecured demand note to a business owned and controlled by the one of the shareholder with a stated interest rate of 8%	16,000

Total	$133,426

At September 30, 2008, interest in the amount of $3,608 is accrued on these notes.  Interest expense for the three months and nine months ended September 30. 2008, and the period from inception on March 10, 2006 through September 30, 2008 was $2,510, $11,254 and $13,560, respectively.

NOTE 5 – RELATED PARTY TRANSACTION - RENT

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL.  This facility contains 2,000 square feet of office space and it is owned and controlled by a corporation owned solely by the Company’s majority shareholder.  The shareholder has waived rent expense in exchange for an increase in additional paid in capital.  At September 30, 2008, the rent expense in exchange of additional paid in capital was $9,311.

NOTE 6 – CAPITAL STOCK

The Company has 5,000,000 shares of $0.001 par value stock authorized.  At September 30, 2008 there were 3,051,870 shares outstanding.

In the period from January 1, 2008 through September 30, 2008, 62,200 shares were sold and issued in exchange for cash received in the amount of $75,000 and 50,000 shares were issued in exchange for cancellation of $250,000 of debt owed to the majority shareholder.

On June 9, 2008, the Company authorized a ten for 1 reverse split of common stock effective July 1, 2008. All shares presented in the included statements are adjusted to include the reverse split of common stock.

On July 1, 2008, Insight Management Corporation commenced a reverse spin-off Skreem Studios, Inc., where the shareholders of record receive one share of Skreem Studios, Inc. per share owned in Insight Management.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Non-Cash Financing Activities. On February 26, 2008, the Company issued 500,000 common shares with a stated value of $500,000 in settlement of a $250,000 note to the majority shareholder. Only $45,500 of the $250,000 note payable is deemed a non-cash transaction at September 30, 2008 due to the spin-off of Skreem Studios, Inc.

NOTE 8 – DISCONTINUED OPERATIONS

On July 1, 2008, Skreem Studios, a subsidiary of Insight Management, Inc, amended its Articles of Incorporation to change the name of Skreem Studios, LLC to Skreem Studios, Inc. upon conclusion of a stock dividend payable at a rate of one share in Skreem Studios, Inc for every share owned in Insight Management, Inc.

The Board of Directors has determined that the operations that made up the Company would be better off in a separate company, with its own goals, while the Company concentrates its efforts on other media related business.

On July 1, 2008, the Company spun-off its wholly owned subsidiary, Skreem Studios LLC., leaving us as a shell company.

In connection with the spin-off, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the assets and liabilities of the wholly owned subsidiary at July 1, 2008:

	At September 30, 2008	At December 31, 2007
Assets of discontinued operations:
Cash	$––	$389
Accounts Receivable	––	543
Advances	––	215
Prepaid Expenses	––	588
Property and equipment, net	––	353,460
Deposit	––	6,000

Total Assets	$––	$361,195

Liabilities of discontinued operations:

Accounts payable	––	3,502
Accrued Interest	––	18,738
Notes Payable- Related Parties	––	247,200

Total Liabilities	$––	$269,440

Skreem Studio’s loss from operations, reported in discontinued operations, for the three months ended September 30, 2008 and 2007 are $0 and $23,775, respectively. Skreem Studio’s loss from operations, reported in discontinued operations, for the nine months ended September 30, 2008 and 2007 are $103,133 and $45,964, respectively. The loss from operations for Skreem Studio’s for the period of May 10, 2006 (inception) to September 30, 2008 is $166,547. Prior year financial statements have been restated to present the operations of Skreem Studio’s as a discontinued operation.

NOTE 9 - SUBSEQUENT EVENTS

On October 20, 2008, Tony Harrison resigned from his position as President of the Company. Justin Martin was appointed as President of the Corporation effective October 20, 2008.

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

Plan of Operation

Insight Management Corporation (the Company) (f/ka/ Skreem Records Corporation) was formed on March 10, 2006, but was dormant and did not commence operations until April 1, 2007 when it acquired a 100% interest in Skreem Studios, Inc. (the Subsidiary) (f/k/a Skreem Studios LLC).  Skreem Studios, Inc. was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison.  The Subsidiary initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses.  On April 1, 2007 the Company acquired the Subsidiary under the purchase method and commenced business operations. On June 9, 2008, the majority of stockholders authorized a name change from Skreem Records Corporation to Insight Management Corporation, authorized a ten for 1 reverse split of common stock and declared a stock dividend of its subsidiary, Skreem Studios, Inc.  On July 1, 2008, Insight Management Corporation commenced a reverse spin-off Skreem Studios, Inc., where the shareholders of record receive one share of Skreem Studios, Inc. per share owned in Insight Management.  The Company’s business is to search for recording talent, sign the talent to contracts, and to promote and fund the talent.  The Company may incur costs to develop unrecognized talent such as vocal coaching, choreography, fitness training, clothing, hair design, transportation and living expenses.  Additionally, the company may incur these costs as well as promotional, tour costs and recording costs for established talent as well as its developed talent.  Revenue is generated through sales of recordings, performance fees, management fees, merchandising and publishing royalties.  Via these revenue sources the Company recovers the cost it has invested in the talent and then shares in a percentage of the excess proceeds according to the terms of individual contracts.

Where you can find us

The Company’s executive offices, located at 11637 Orpington Street, Orlando, FL 32817,

(407) 207-0400 is low-day and cost effective, mirroring the company’s frugal approach to controlling costs to maximize returns.

Results of Operations for the nine months ended  September 30, 2008 as Compared to the nine months ended September 30, 2007.

Because of the July 1, 2008 spin off of Skreem Studios, leaving the Company as a shell company, the quarterly results are not comparable or material and thus a discussion thereof is omitted.

Revenues –

The Company recorded revenue of $-0- and $-0- for the nine months ended September 30, 2008 and 2007, respectively.

Operating Expenses –

Operating expenses for the nine months ended September 30, 2008 were $149,718.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $362,227.

General and Administrative Expenses –

General and administrative expenses were $134,995 for the nine months ended September 30, 2008.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total operating expenses from inception of May 10, 2006 are $340,644.   This amount is primarily attributable to professional and consulting fees and other general and administrative expenses.

Interest Expense –

For the nine months ended September 30, 2008, the Company recorded interest expense in the amount of $5,412, which relates to interest expense on the notes payable to a major shareholder.  There is no meaningful comparison that can be drawn for the similar period for the previous year; however, total interest from inception of May 10, 2006 was $7,720.

Liquidity and Capital Resources

As of September 30, 2008, the Company had $20 cash and a deficit in working capital of $171,246. This compares with cash of $24,232 and a deficit in working capital of $138,470, excluding the assets and liabilities of discontinued operations,  as of December 31, 2008.

Cash used in operations was $268,410 for the nine months ended September 30, 2008 compared to $122,131 for the nine months ended September 30, 2007.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $252,771 and $528,358 for the nine months ended September 30, 2008 and since inception of May 10, 2006.  The Company had an accumulated deficit of $528,358 at September 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Jeffrey Martin holds 1,700,000 shares of our common stock, representing approximately 54.5% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the period ended December 31, 2007.  Our notes to the financial statements disclose that Insight Management Corporation’s (f/k/a Skreem Records Corporation’s) cash flows have been absorbed in operating activities and has incurred net losses for the period ended December 31, 2007, and has a working capital deficiency.  In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations.  The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern.  Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers.  Investors should carefully read the independent registered public accounting firm's report and examine our financial statements.   The Company’s management continues to evaluate market conditions and opportunities seeking to take advantage of the optimum prospect for return on investor’s capital for the entertainment development, marketing and production company.

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

Our future success depends, in significant part, upon the continued service of our senior management.  Tony Harrison and Justin Martin are the individuals that have developed our music and processes and continue to develop our music and products. The loss of either of these individuals, particularly in the early stages of our operations and development of new equipment and products, would significantly hurt our business.  We do not maintain key man life insurance covering either of them.  Tony Harrison resigned as President of the Corporation on October 20, 2008, but continues his operational activity as a consultant and he has not reduced his equity ownership.  Our future success also depends on our ability to try and attract and retain highly qualified personnel.  Competition for such personnel is intense, and we may experience difficulties in attracting the required number and caliber of such individuals.  If we were unable to hire and retain personnel in key positions, our business could fail.  As a result, we might incur substantially more expenses than income and might not have enough resources to fund growth that may be commercially viable.

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

ITEM 3.

QUANTITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Accounting Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end and quarterly adjusting entries.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of internal control over financial reporting. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008. For the nine months ended September 30, 2008 deficiencies related to transactions involving equity issuances and derivatives were identified. Following a review of the deficiencies, management determined that we had incorrectly accounted for equity issuances and derivative valuations during such period. As a result, management concluded that our disclosure controls and procedures were not effective. Management concluded that the following three deficiencies were identified in our control process:

•

We did not have adequate transaction controls over the accounting, review and processing of certain unusual or complex accounting transactions.

•

We did not have a systematic and documented program of internal controls and procedures over our accounting and financial reporting process to ensure that unusual or complex transactions are recorded, processed, summarized and reported on a timely basis in our financial disclosures

•

There is deficiency in segregation of duties due to the small size of the Company.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report on Form 10-Q.

Additional effort is needed to fully remedy our identified deficiencies as discussed below and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management intends to continue to work with our auditors and other outside advisors, as appropriate, to develop and then apply our controls and procedures with the goal of achieving adequate and effective disclosure controls. We believe that with a properly planned, designed and implemented system of internal controls over financial reporting, our disclosure controls and procedures are expected to become effective.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Accounting Officer completed their evaluation.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the period from January 1, 2008 through September 30, 2008, 62,200 shares were sold and issued in exchange for cash received in the amount of $75,000.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 9, 2008, the Corporation filed a Def 14C Information Statement with respect to the following actions taken by the Corporation, whereby it:

•

Approved a reverse split of Ten (10) shares of old common stock for One (1) new share of common stock;

•

Amended the name of the Corporation to “Insight Management Corporation” (the “Name Change”); and

•

The Company shall declare a stock dividend of its subsidiary, Insight Management Corporation of one (1) share for each share owned as of the record date.  This means that for every one (1) share owned in the Company, you will be issued one new share in the subsidiary, to be called Skreem Studio Corp.  The dividend has been declared with a record date of July 1, 2008, and an effective as soon as possible thereafter

ITEM 5.

OTHER INFORMATION

On October 20, 2008, our former President, Tony Harrison resigned.  Justin Martin was appointed as President of the Corporation effective October 20, 2008.

ITEM 6.

EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
31.1 (2)

Certification of Chief Executive Officer of Insight Management Corporation  Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)

Certification of Chief Financial Officer of Insight Management Corporation  Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer of Insight Management Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of Insight Management Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

———————

(1)

Previously filed with the SB-2 filed on January 16, 2008 and is incorporated herein by reference.

(2)

Field herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

INSIGHT MANAGEMENT CORPORATION

Date: November 17, 2008	By:	/s/ JUSTIN MARTIN
Justin Martin
Principal Executive Officer

Date: November 17, 2008	By:	/s/ KAREN AALDERS
Karen Aalders
Chief Financial Officer

15