Form 10-K
period 2008-12-31
Insight Management Corp
filed 2009-03-31
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Insight Management Corporation

 (Exact name of registrant as specified in its charter)

———————

Florida	333-148697	20-8715508
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Insight Management Corporation

11637 Orpington Street

Orlando, FL 32817

Attention: Karen Aalders

 (Address of Principal Executive Office) (Zip Code)

(407) 207-0400
(Registrant’s telephone number, including area code)

 (Former name or former address, if changed since last report)

———————

Securities registered under Section 12(b) of the “Exchange Act”

Common Share, Par Value, $.0001

(Title of each Class)

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	Yes	✓	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	Yes		No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	✓ Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No
As of March 31, 2009, there were 3,051,870 shares of common stock outstanding.

INSIGHT MANAGEMENT CORPORATION

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2008

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2006 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

ABOUT OUR COMPANY

Insight Management Corporation, formerly known as Skreem Records Corporation is an entertainment development, marketing and production company formed in May 2006. Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Insight Management Corporation was formed to continue these operations globally.

The Company’s executive offices, located at 11637 Orpington Street, Orlando, FL 32817, (407) 207-0400.

Business Summary and Background

Overview

Previously, Insight Management Corporation, formerly Skreem Records Corporation was in entertainment development, marketing and production company formed in May 2006. Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Insight Management Corporation was formed to continue the operations globally.

The Company’s executive offices in Orlando, FL are low-day and cost effective, mirroring the company’s frugal approach to controlling costs to maximize returns.

Brand Name

The early-stage growth company is now a recognized brand in the European market. Insight Management Corporation focuses the initial release and tour of its artists in country-by-country launch and promotions that generate faster word-of-mouth and on-line viral campaigns. The Company targets rapid revenue growth niche markets for maximum return.

Market Panels

Insight Management Corporation knows its market. Market intelligence is drawn from their “market panel”—concert venue managers, tour promoters, club DJs and select radio reps from around the globe. A variety of sources is used because the company believes that limiting marketing research to just a market slice or one concert tour or record release, is missing the big picture that is moving music worldwide.

Insight Management Corporation’s market panel allows them to see beyond their current market to recognize consumer needs, to understand what drives them, to examine the company’s performance against the competition and track performance and control costs using a common sense approach.

Artist & Music Development

The Company’s core business is artist and music development, studio production and utilizing Internet media programs for delivery, sale and promotion. Staying ahead of the industry growth trends is part of every program developed for in-house artists or in partnerships and joint ventures with international labels and retailers.

Viral Marketing Campaigns

Insight Management Corporation is marketed through viral media campaigns to generate download sales on iTunes and other Internet music marketing sites and to retail chains and television for music sales and ring tones. The Company’s on-line networking of international fan clubs is considered cutting edge for the industry.

The company is developing a network of music bloggers to sample and give opinions on new acts and pre-releases. Music is a world-wide industry, so the company’s marketing program to get bloggers to buzz new tunes will be done in a variety of languages.

Insight Management Corporation has built its reputation by delivering cutting edge music and media content. With the fast-moving new media world, which has transformed the music industry, Insight Management Corporation has developed new music marketing and delivery models that deliver profitable creative ways for sales to the end user, retailer and viral fan marketing campaigns.

Strength Through Experience

Run by top-industry professionals with a combined 75 years of experience between them and dozens of hit records on their walls, Insight Management Corporation has the creative and business foundation to generate music and ticket sales through unique proprietary methods and media. With experience in developing hit acts like 3rd Wish and Captain Hollywood, which topped the European charts with multiple hits that broke tour sales records, the Company is positioned to be at the forefront of this changing industry.

BUSINESS OF THE COMPANY – PRINCIPAL PRODUCTS AND SERVICES

A World Of Opportunities

The Company believes it is on the forefront of re-inventing the music business with development of compelling new acts and product delivery to key on-line communities and retailers through fan-based marketing systems. Insight Management Corporation’s business strategy and business model is at the right time and place and has the right management to succeed.

The Company believes it has a new and better way of delivering to the marketplace music and products that will build demand in the future, no matter what changes the music business goes through.

One of the key components of international corporate market planning is their “no boundaries” internal slogan. Management is developing key vendor and media relationships so that Insight Management Corporation can form and enter into strategic partnerships with theme park operators, gaming companies, advertising companies and cross-marketing campaigns with television and other music companies.

The “no boundaries” marketing motto has already lead to relationships with Sony, Universal and Wal-Mart that will be key to building long-term, solid shareholders’ equity. Negotiations to expand their launch and tour programs in Japan, Korea, Taiwan and China are underway.

Artist Partnerships

Insight Management Corporation’s artist partnership program - whereby the Company shares in all revenue streams - separates it from labels like Sony and Columbia who get nothing from the tours and merchandising of the artists they develop. This significant revenue stream alone builds a solid base to the fast-track growth plan the Company is on.

While Insight Management Corporation is not now a top-tier player in the music industry, the Company’s methodical plan to partner with artists to capture market share which builds the foundation for a public increasingly receptive of its records will prove out the track record it is moving along.

The Making of a Recording Act

Signing and promoting a recording act falls into two distinct categories. The first is the process of signing an already established group or artist and through avenues not readily available to the act, but available to the record company, promote the act to a level of widespread public recognition. The second is a company, through auditions and referrals, forms a group or hires an artist with the goal of achieving wide spread recognition. The principal difference financially between these alternatives is that an established act will take a larger percentage of the overall revenues because they absorbed the initial costs of getting started and promoting themselves before the recording deal happened, while normally all of the costs involved in developing the second type of group are borne on by the company which will need to recoup such costs. From the company’s vantage the second process results in more control over the product and a larger percentage of the revenues. Examples of the second categories are the signing groups “Menudo”, “New Kids On The Block”, and “O-Town”, “Back Street Boys” and “N-Sync” are examples of established acts that were signed after they were already in existence.

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

Solutions we have initiated to insulate us from the downloading problem

In the United States we have one federal government that regulates copyrights, publishing, licensing, patenting, and most intellectual rights’ laws for all of the states collectively. Therefore, when a song is released in the U.S. all states have the right to airplay and sale of that song as long as they pay the predetermined royalty rates. These royalties are tracked by and then paid to performance organizations such as ASCAP and BMI who in turn disburse the money to their respective members who are listed as either writers or publishers (or both) of each song. Every writer and publisher in the U.S. must be a member of one of these organizations to collect royalties on a commercial record release. These royalties are paid every time a song is played or purchased. This includes TV themes, Musak (elevator music), night club performances, juke boxes, radio, etc.. There is a different rate for each type of venue, but it applies equally to all of the states.

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

Because the European countries are small and easily accessible by the general public, when a song is released in one country its existence becomes known in other countries very quickly through word of mouth and DJs that travel from country to country to perform, sometimes during the same weekend. As the popularity of the song grows it attains a “chart position”. A “chart” is a weekly report that lists songs currently in market order for sales, radio airplay, and DJ club play. These lists usually consist of the top selling or played 200 songs. There are DJ club charts, national charts, and radio charts that report publicly each week. The charts are posted on sites available to everyone on the internet. A song achieving the TOP 40 of any of these charts is considered a success and is in position to create future revenues in the areas of licensing and publishing. A good chart position creates a demand for the song (and act) in each marketplace. Record companies in each marketplace must then acquire the license for their country in order to release the song. This is done by paying the original license holder a fee that is negotiated based on the song’s current popularity, the highest chart position it has attained, and its predicted future popularity. The result is that the original license holder is paid a licensing fee by each country that wishes to release the song. Licensing fees for each song can range from $5,000.00 to $25,000.00 and more from each country depending on the popularity of the song and the act and the size of the country.

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

The European market is just the opposite. The first step in the process is to record and release a single. This minimizes cost and time. Since this is established practice, there are limited problems with distribution companies or record companies (as long as they like the act). It also allows the Company to as far as musical direction and style before you commit to an entire CD of material. Then a second single is released. A video is produced for each single that’s simultaneously released. Concurrently, the act will be performing doing both paid and promotional live performances. Based on the success of these two releases, the company can then determine whether or not to take on the expense of a full CD.

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

Coming to American after European success

The final step is to introduce the act to the Americans. This process has been successfully achieved several times in the past with Back Street Boys, Britney Spears, N-Sync, and Snap. The act will be polished and roadworthy from time spent in Europe, and will have already been making money through record sales, publishing revenues, licensing fees, live performances, and merchandising. Also, they’ll have bragging rights with regards to having “Gold Records” in Europe. The catch there is that a gold record in the U.S. requires 500,000 copies sold. In Europe, depending on the country, a gold record can be earned with a few as 25,000 copies sold.

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

Insight Management Corporation will focus on will concentrate its business and manage the talent that was previously signed to contracts.

Risk Factors Related to Insight Management Corporation:

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

Our independent registered public accounting firm issued a report for the period ended December 31, 2008 that contained a “going concern” explanatory paragraph.

Our independent registered public accounting firm issued a report on their audit of our financial statements as of and for the period ended December 31, 2008. Our notes to the financial statements disclose that Insight Management Corporation ‘s cash flows have been absorbed in operating activities and has incurred net losses for the period ended December 31, 2008, and has a working capital deficiency. In the event that funding from internal sources or from public or private financing is insufficient to fund the business at current levels, we will have to substantially cut back our level of spending which could substantially curtail our operations. The independent registered public accounting firm’s report contains an explanatory paragraph indicating that these factors raise substantial doubt about our ability to continue as a going concern. Our going concern uncertainty may affect our ability to raise additional capital, and may also affect our relationships with suppliers and customers. Investors should carefully read the independent registered public accounting firm’s report and examine our financial statements.

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

There Is No Assurance That Our Customers Purchase our Music.

We cannot make any determination that the music we produce and market will be in demand and purchased by the public.

Management beneficially owns approximately 17% of our common stock and their interest could conflict with yours.

Our Management, beneficially own approximately 17% of our outstanding common stock. As a result, management may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders. Jeffrey Martin, in conjunction with our Management, owns a total of 74% of our outstanding common stock. As a result, Mr. Martin and Management have absolute control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of the directors and executive officers but not in the interest of the shareholders.

We may not be able to obtain a trading market for your shares.

Trading in our Common Stock, if any, is intended to be conducted on the OTC Bulletin Board operated by the NASD, if and when, we obtain a listing. We have made application to the NASD to list these shares on the Over the Counter Bulletin Board operated by the NASD. Said application is still pending. Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell. However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will trade on over-the-counter market in the so-called “pink sheets”. Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts’ and news media’s coverage of Insight Management Corporation may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

It is more difficult for our shareholders to sell their shares because we are not, and may never be, eligible for NASDAQ or any National Stock Exchange.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

We may require additional funds to achieve our current business strategy, which we may not be able to obtain which would affect our ability to operate.

Insight Management Corporation is a relatively new business entity with limited capital resources. Its future plans may require significant capital, which may not be available on an as needed basis. If Insight Management Corporation’s capital is insufficient to reach and impact their targeted market, they may not be able to achieve the intended goals and objectives, or succeed in its industry.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

Insight Management Corporation’s debt to equity ratio is likely to be high at the commencement of operations due to the requirement of borrowing funds to continue operations. High leverage creates risks, including the risk of default as well as operating and financing constraints likely to be imposed by prospective lenders. The interest expense associated with the Company’s anticipated debt burden may be substantial and may create a significant drain on the Company’s future cash flow, especially in the early years of operation. Any such operating or financing constraints imposed by the Insight Management Corporation’s lenders as well as the interest expense created by the Company’s debt burden could place the Company at a disadvantage relative to other better capitalized service providers and increase the impact of competitive pressures within the Insight Management Corporation’s markets.

No assurances that Insight Management Corporation will be successful in implementing its business plan and we may fail in our marketing efforts.

All investments will be available for use by Insight Management Corporation immediately upon payment and subscription by the investor and will not be available for refund to investors if the offering fails to raise sufficient funds to complete the business plan of Insight Management Corporation. Investors can have no assurances that Insight Management Corporation will be able to raise funds from other sources to complete its business plan.

Competition may have a material impact on our ability to sell our Technology and Products.

Insight Management Corporation faces substantial competition from a number of providers of similar services. Many of Insight Management Corporation’s competitors, particularly those competitors who are large, have substantially greater financial, manufacturing, marketing and technical resources; have greater name recognition and customer allegiance than Insight Management Corporation. This may affect our ability to attract business and limit the opportunities to generate revenues.

Employees

The company has six full time employees, including its operating officers, which are employed by the Company on a full-time basis. Additionally, there is one part-time employee. None of the employees are covered by a collective bargaining or similar agreement. The Company believes it has good relations with all of the employees.

ITEM 2.

DESCRIPTION OF PROPERTY

Insight Management Corporation currently operates from a leased facility located at 11637 Orpington Street, Orlando, FL 32817. This facility contains 2,000 square feet of office space. There is no lease or lease payment on the facility as it is owned by the Insight Management Corporation’s principal shareholder.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 2, 2008, Insight Management Corporation completed the following actions as a result of the majority of shares entitled to vote:

Approved a reverse split of Ten (10) shares of old common stock for One (1) new share of common stock (the “Reverse Split”);

Amended the name of the Corporation to “Insight Management Corporation” (the “Name Change”); and

The Company shall declare a stock dividend of its subsidiary, Skreem Studios, Inc. of one (1) share for each share owned as of the record date. This means that for every one (1) share owned in the Company, you will be issued one new share in the subsidiary. The dividend has been declared with a record date of July 1, 2008, and an effective as soon as possible thereafter. The Board of Directors has determined that the operations that made up the Company would be better off in a separate company, with its own goals, while the Company concentrates its efforts on other media related business.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

The authorized capital stock consists of 50,000,000 shares of common stock, par value $.001 per share. As of December 31, 2008, there were 3,051,870 shares of Common Stock issued and outstanding. The following summary description of the Common Stock is qualified in its entirety by reference to the Company’s Certificate of Incorporation and all amendments thereto.

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

Neither the Company’s Certificate of Incorporation nor its By-Laws provide for pre-emptive rights.

Market Information

There is no trading market for the Company’s common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2008, we have not issued any unregistered securities.

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

Stock Transfer Agent

The Transfer Agent and Registrar for the common stock is OTC Stock Transfer, 231 East 2100 South, Salt Lake City, Utah.

Recent Sales of Unregistered Securities

None

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.

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

Plan of Operations

The Company is organized as an entertainment development, marketing and production company with a core business of artist and music development, studio production and utilizing Internet media programs for delivery, sale and promotion. Initial operations have been successful at developing a recognized brand in the European market and strategic relationships in the European music industry. Currently business operations are at a minimal level while management is seeking substantial capital in order to continue to build upon the foundational early marketing success.

Liquidity, Capital Resources and Operations

The Company is a development stage entity and its ability to meet its obligations and continue as a going concern is dependent upon us raising new capital through advances from current shareholders, issuing equity securities to existing and new shareholders and seeking to complete a business combination with a compatible unrelated entity. The Company will also consider opportunities to seek a business combination with an operating or development stage business in an unrelated industry which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, our principal shareholder and founder, Jeffrey Martin, will advance funds as needed. If the Company needs to raise funds beyond funds needed for normal operations, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a business combination with another entity.

Financings

None

RESULTS OF OPERATIONS:

For the Years Ending December 31, 2008 vs. December 31, 2007

Net Income and Loss

Net Loss for 2008 and 2007 was $311,545 and $275,587 respectively. The net loss was greater in 2008 than in 2007 primarily due to losses incurred in Skreem Studios, Inc., the Subsidiary, which began operations in January 2008 and was spun-off on July 1, 2008. The Subsidiary incurred a loss of $103,133 over the six month period in 2008 reflected in the Company’s financial statements.

Liquidity and Financial Resources

As of December 31, 2008, we had $59 in cash. The Company does not believe that such funds will be sufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Previously it has relied upon its major shareholder to advance funds to allow it to operate in such situations. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 8.

FINANCIAL STATEMENTS

Index to Financial Statements

INDEX

Page No
Report of Independent Registered Public Accounting Firm	18

Consolidated Balance Sheets as of December 31, 2008 and 2007	19

Consolidated Statements of Operations for the Year Ended December 31, 2008 and 2007 and the Period from May 10, 2006 (Inception) Through December 31, 2008	20

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 and 2007 and the Period from May 10, 2006 (Inception) Through December 31, 2008	21

Consolidated Statement of Stockholder’s (Deficit) for the Period from May 10, 2006 (Inception) Through December 31, 2008	22

Notes to the Financial Statements	23-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Insight Management, Inc.

We have audited the accompanying balance sheet of Insight Management, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period from May 10, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Management, Inc. as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the period then ended and for the period from May 10, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has insufficient working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 31, 2009

Insight Management Corporation

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2008 and December 31, 2007

	December 31, 2008	December 31, 2007

ASSETS:
Current assets:

Cash	$59	$24,232
Capitalized production costs net of amortization of $0 and $3,362 at December 31, 2008 and 2007, respectively	—	24,701
Advances to related party	525	1,000
Prepaid expense	—	4,440

Total current assets	584	54,373

Assets of discontinued operations, net	—	361,195

TOTAL ASSETS	$584	$415,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:

Accounts payable and accrued liabilities	$79,991	$92,909
Accrued interest	6,484	238
Notes payable – related party	141,025	99,696

Total Current Liabilities	227,500	192,843

Liabilities of discontinued operations, net	—	269,440

Stockholders’ Deficit:

Common Stock, $.001 par value; 50,000,000 shares authorized, 3,051,870 and 2,934,050 shares issued and outstanding at December 31, 2008 and 2007, respectively	3,052	2,934

Stock subscription receivable	(3,100)	—

Additional paid in capital	360,264	225,938

Deficit accumulated during the development stage	(587,132)	(275,587)

Total Stockholders’ Equity Deficit	(226,916)	(46,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$584	$415,568

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Statements of Operations

For the Years Ended December 31, 2008 and 2007

and the Period From May 10, 2006 (Inception) Through December 31, 2008

	Year Ended December 31,		May 10, 2006 (Inception) Through December 31,
	2008	2007	2008

Expenses:
General and administrative expenses	$187,788	$205,404	$393,192
Rent	12,415	1,190	13,605
Amortization of capitalized production costs	—	3,362	3,362
Interest expense	8,289	2,307	10,596

Total Operating Expenses	208,492	212,263	421,755

Other income	80	—	80

Net Loss from continuing operations	$(208,412)	$(212,263)	$(420,675)

Discontinued operations

Loss from discontinued operations	(103,133)	(63,324)	(166,457)

Net Loss	$(311,545)	$(275,587)	$(587,132)

Net Loss per Common Share - Basic and Diluted	$(0.10)	$(0.12)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	3,037,888	2,376,116

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended December 31, 2008 and 2007 and

the Period From May 10, 2006 (Inception) Through December 31, 2008

	Year Ended December 31,		May 10, 2006 (inception) to December 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss from continuing operations	$(208,412)	$(212,263)	$(420,675)
Net Loss from discontinued operations	(103,133)	(63,324)	(166,457)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of capitalized production costs	31,159	—	31,159
Amortization of capitalized production costs	—	3,362	3,362
Bad debt	—	—	—
Rent contributed from shareholder Changes in:	12,415	—	12,415
Accounts receivable	475	—	475
Capitalized production costs	—	(28,063)	(28,063)
Prepaid expenses & Other Assets	(2,018)	(5,440)	(7,458)
Accrued expenses	6,246		6,246
Accounts payable	(12,919)	93,147	80,228
Net Cash Flows Used in Operations	(276,187)	(212,581)	(488,768)

Cash Flows from Financing Activities:
Net borrowings on demand notes-related party	134,698	99,696	234,394
Payment of debt-related party	(48,868)	—	(48,868)
Proceeds from sale of stock- net of subscription receivable	75,900	114,050	189,950
Net Cash Flows Provided by Financing activities	161,730	213,746	375,476

Cash Flows from Discontinued Operations:
Cash used in operating activities	(14,505)	14,505	—
Cash used from investing activities	353,460	(145,457)	208,003
Cash used in financing activities	(248,671)	154,019	(94,652)
Net Cash Flows used in Discontinued Operations	90,284	23,067	113,351

Net Increase (Decrease) in Cash	(24,173)	24,232	59
Cash and cash equivalents - Beginning of period	24,232	—	—
Cash and cash equivalents - End of period	$59	24,232	$59

SUPPLEMENTARY INFORMATION
Interest Paid	$2,042	$—	$4,111
Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Statement of Stockholder’s Equity

From May 10, 2006 (inception) to December 31, 2008

			Stock Subscription Receivable	Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount

Inception - May 10, 2006	—	$—	$—	$—	$—	$—
Issuance of founders shares	1,820,000	1,820	(18,200)	16,380	—	—
Net loss for the period	—	—	—	—	—	—

Balances - December 31, 2006	1,820,000	1,820	(18,200)	16,380	—	—

Shares issued to acquire Skreem Studios	1,000,000	1,000	—	999,000	—	1,000,000

Payment of subscription receivable	—	—	18,200	—	—	18,200

Proceeds from sale of stock	114,050	114	—	113,936	—	114,050

Purchase price allocation	—	—	—	(903,378)	—	(903,378)
Net loss for the year	—	—	—	—	(275,587)	(275,587)
Balances - December 31, 2007	2,934,050	2,934	—	225,938	(275,587)	(46,715)

Shares issued for notes	50,000	50	—	249,950	—	250,000

Shares issued for services	5,620	6	—	(6)	—	—

Proceeds from sale of stock	62,200	62	—	78,375	—	79,000
			—		—
Subscription Receivable			(3,100)		—	(3,100)
			—		—
Contribution from shareholder	—	—	—	12,415	—	12,415

Investment in discontinued operations	—	—	—	(206,971)	—	(206,971)

Net loss from discontinued operations	—	—	—	—	(103,133)	(103,133)

Net loss from continuing operations	—	—	—	—	(208,412)	(208,412)

Balances – December 31, 2008	3,051,870	3,052	(3,100)	360,264	(587,132)	(226,916)

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

Notes to Financial Statements

(A Development Stage Company)

1. Nature of Operations

Insight Management Corporation (the Company) (formerly known as Skreem Records Corporation) was formed on March 10, 2006, but was dormant and did not commence operations until April 1, 2007 when it acquired a 100% interest in Skreem Studios, Inc. (the Subsidiary) (formerly known as Skreem Studios LLC). Skreem Studios, Inc. was formed on October 7, 2005 as a limited liability company with the beneficial interest held by two of the Company’s shareholders, Jeffrey Martin and Tony Harrison. The Subsidiary initiated pre-commencement activity in May 2006, renting a studio facility, acquiring equipment, building out two studios and incurring other pre-operational expenses. On April 1, 2007 the Company acquired the Subsidiary under the purchase method and commenced business operations. On June 9, 2008, the majority of stockholders authorized a name change from Skreem Records Corporation to Insight Management Corporation, authorized a ten for 1 reverse split of common stock and declared a stock dividend of its subsidiary, Skreem Studios, Inc. On July 1, 2008, Insight Management Corporation commenced a reverse spin-off Skreem Studios, Inc., where the shareholders of record receive one share of Skreem Studios, Inc. per share owned in Insight Management. The Company’s business is to search for recording talent, sign the talent to contracts, and to promote and fund the talent. The Company may incur costs to develop unrecognized talent such as vocal coaching, choreography, fitness training, clothing, hair design, transportation and living expenses. Additionally, the company may incur these costs as well as promotional, tour costs and recording costs for established talent as well as its developed talent. Revenue is generated through sales of recordings, performance fees, management fees, merchandising and publishing royalties. Via these revenue sources the Company recovers the cost it has invested in the talent and then shares in a percentage of the excess proceeds according to the terms of individual contracts.

2.Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared utilizing the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Under this method, revenues are recognized when earned and expenses are recorded when liabilities are incurred. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided. As of December 31, 2008, no significant revenue has been recorded.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2008 and 2007, there were no cash equivalents.

Capitalized production costs

Capitalized production costs consist of capitalized master production costs and finished product purchased for resale and is valued at the lower of cost or market, on the first-in, first-out method. Capitalized master production costs include capitalizable direct negative costs, production overhead, interest, development costs, and acquired production costs, and are stated at the lower of cost, less accumulated amortization, or fair value. Capitalized master production costs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual production basis. Development costs for projects that have been determined will not go into production or have not been set for production within one year are written off. Estimates of total gross revenues can change significantly due to a variety of factors, including advertising rates and the level of market acceptance of the production. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted, if necessary. Such adjustments could have a material effect on results of operations in future periods. As of December 31, 2008, management expensed $31,159 of capitalized production costs due to uncertainty of future economic benefit. See Note 9.

Prepaid expenses

Prepaid expenses are advance payments for products or services that will be used in operations during the next 12 months.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard (“SFAS”) No. 7 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Property, equipment, and improvements

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

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long- lived Assets”. Under SFAS No. 144, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due o variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

Income taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2008, the Company has a deferred tax benefit approximating $231,700 which consists entirely of federal and state net operating losses generated by the current period tax losses. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and is a development stage enterprise. Additionally, the reconciliation of the Company’s current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

 For income tax reporting purposes, the Company uses accounting methods that recognize depreciation sooner than for financial statement reporting. As a result, the basis of property and equipment for financial reporting exceeds its tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation. Deferred income taxes have been recorded for the excess, which will be taxable in future periods through reduced depreciation deductions for tax purposes.

Cash paid for income taxes for the twelve month period ended December 31, 2008 was $0.

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

The Company did not grant any stock options during the period ended December 31, 2008 or 2007.

Advertising

 Advertising costs are generally expensed as incurred. Total advertising cost from for the twelve month period ended December 31, 2008 and the period from inception on March 10, 2006 through December 31, 2008 were $0 and $3,306, respectively.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

3.

Going Concern

 The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $587,132 and has a working capital deficit of $226,916 at December 31, 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

4.

Development Stage Operations

The Company was formed March 10, 2006 and the Subsidiary was formed October 7, 2005. Initial funding for the Subsidiary was provided by the Company’s principal stockholder via equity capital, direct debt capital and indirect/related party debt capital. The Company’s business operations commenced on April 1, 2007 and the Subsidiary’s business operations commenced on January 2, 2008. Operations from inception have been devoted primarily to raising capital, obtaining financing, acquiring equipment, constructing improvements to the rented studio facilities, and administrative functions. Start-up and organization costs are expensed as incurred. Transactions with shareholders and other related parties are described in other notes to these financial statements.

5.

Notes Payable- Related Party

Short-term debt as of December 31, 2008 consisted of the following demand notes:

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8.00%.	$98,165

Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8.00%.	19,760

Various unsecured demand notes to a business controlled by the principal shareholder with a state interest rate of 8.00%	7,100

Various unsecured demands note to a corporation controlled by the principal shareholder with a stated interest rate of 8.00%.	16,000

$141,025

 During the twelve month period ended December 31, 2008, the Company issued various unsecured demand notes to the business owned and controlled by a shareholder totaling $10,000 with a stated interest rate of 8%. During the twelve month period ended December 31, 2008, the Company issued various unsecured demands notes to a shareholder totaling $78,750 with a stated interest rate of 8%. The company owed $98,165 as of December 31, 2008. This amount is included in Note Payable-related party of $141,025.

 During the twelve month period ended December 31, 2008, the Company issued unsecured demand notes to business controlled by a shareholder totaling $16,000 with a stated interest rate of 8%. During the twelve month period ended December 31, 2008 the Company issued various unsecured demand notes to the business owned and controlled by a shareholder totaling $22,600. During the twelve month period ended December 31, 2008, the Company issued various unsecured demand notes to the business controlled by a shareholder totaling $7,100 with a stated interest rate of 8%. The company owed $19,760 as of December 31, 2008. This amount is included in Note Payable-related party of $141,025.

 On February 26, 2008, the Company issued 500,000 common shares with a value of $250,000 at the current trading rate of $0.50 in settlement of a $250,000 note to the majority shareholder. The difference in the value of the shares and the balance of the debt is included as an addition to additional paid in capital to the common control nature of this transaction. The company owed $7,100 as of December 31, 2008. This amount is included in Note Payable-related party of $141,025.

At December 31, 2008, interest in the amount of $6,484 is accrued on these notes. Interest expense for the twelve months ended December 31, 2008, and the period from inception on March 10, 2006 through December 31, 2008 was $8,289 and $10,596, respectively. The company owed $16,000 as of December 31, 2008. This amount is included in Note Payable-related party of $141,025.

6.

Capital Stock

The Company has 50,000,000 shares of $0.001 par value stock authorized. At December 31, 2008 there were 3,051,870 shares outstanding.

In May 2006, the Company authorized the issuance of 1,820,000 shares of common stock to the Company’s founders.

As of December 31, 2006, the funding of the founders’ shares was recognized as subscription receivable and in the months of April through June 2007, the payment for founders’ shares subscriptions receivable was received in 2007.

On April 1, 2007, 1,000,000 shares of common stock were issued in exchange for 100% interest in Skreem Studios, LLC (Subsidiary). The value of the shares issued using the PPM price of $1.00 per share was $1,000,000. Due to the common control of the entities involved, the excess consideration provided of $903,378 has been recorded as a decrease of additional paid in capital. The net assets of the Subsidiary on the date of purchase was $189,803.

In the period from January 1, 2008 through December 31, 2008, 62,200 shares were sold and issued in exchange for cash received in the amount of $75,900, net of subscription receivable of $3,100, and 50,000 shares were issued in exchange for cancellation of $250,000 of debt owed to the majority shareholder.

Shares owned by the principal shareholder, Jeffrey Martin, include personal shares and shares owned by a business owned and controlled by him.

The difference in the value of the shares and the balance of the debt is included as an addition to additional paid in capital due to the common control nature of this transaction.

On February 20, 2008, 5,620 shares valued $56 at the current trading rate of $0.01 per share was issued in exchange for underwriting services provided.

On June 9, 2008, the Company authorized a ten for 1 reverse split of common stock effective July 1, 2008.

On July 1, 2008, Insight Management Corporation commenced a reverse spin-off Skreem Studios, Inc., where the shareholders of record receive one share of Skreem Studios, Inc. per share owned in Insight Management.

7.

Related Party Transactions

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL. This facility contains 2,000 square feet of office space and it is owned and controlled by a corporation owned solely by the Company’s majority shareholder. The shareholder has waived rent expense in exchange for an increase in additional paid in capital. At December 31, 2008, the rent expense in exchange of additional paid in capital was $12,415.

All of the debt financing and related interest expense for the Company and its Subsidiary have been provided by and paid or accrued to the principal shareholder or entities controlled by him. See the note regarding short-term debt for details.

On February 21, 2008 the principal shareholder exchanged $250,000 of debt financing for 500,000 shares of common stock. The shares of stock were issued to individuals and entities with related-party interest to the principal shareholder.

At December 31, 2008, $35,000 of the $79,991 balance of accounts payable was to a minority shareholder holding less than 1% interest in the Company.

8.

Supplemental Cash Flow Information

Non-Cash Financing Activities. On February 26, 2008, the Company issued 500,000 common shares with a stated value of $500,000 in settlement of a $250,000 note to the majority shareholder. Only $45,500 of the $250,000 note payable is deemed a non-cash transaction at September 30, 2008 due to the spinoff of Skreem Studios, Inc.

9.

Capitalized Production Costs

The capitalized production costs balance at December 31, 2008 and 2007 was $0 and $31,159, net of accumulated amortization of $0 and $3,362, respectively. These costs consist entirely of capitalized master production costs for one video and one audio product to be produced and sold. Management does not expect to sell video and audio products in the foreseeable future; therefore, the balance has been expensed.

10.

Business Combination

On April 1, 2007, the Company purchased Skreem Studios, Inc. (the Subsidiary) for 10,000,000 shares of the Company’s common stock valued at $1,000,000 based upon a PPM price of $0.10 and an increase in notes payable of $93,181. The subsidiary was controlled by the founding shareholder and due to the entities being under common control the excess purchase price over the net asset value has been recorded as a decrease in additional paid in capital and retained deficit.

The shareholders of the Company maintained control of the subsidiary before and after the purchase and as a result of considering this and other relevant criteria in FASB statement number 141 the Company has been determined to be the accounting acquirer.

Due to the primarily dormant nature of the subsidiary prior to April 1, 2007, the results for the period ended December 31, 2007 would not have materially differed and as a result pro-forma information is not presented in these financial statements.

The purchase price of $1,093,181 ($1,000,000 of stock and a note increase of $93,181) has been primarily allocated as follows:

PP&E	$189,803
Additional paid in capital	903,378
Increase in demand note	(93,181)
Total	$1,000,000

11.

Discontinued Operations

On July 1, 2008, Skreem Studios, a subsidiary of Insight Management, Inc, amended its Articles of Incorporation to change the name of Skreem Studios, LLC to Skreem Studios, Inc. upon conclusion of a stock dividend payable at a rate of one share in Skreem Studios, Inc for every share owned in Insight Management, Inc. The Board of Directors has determined that the operations that made up the Company would be better off in a separate company, with its own goals, while the Subsidiary concentrates its efforts on other media related business. On July 1, 2008, the Company spun-off its wholly owned subsidiary, Skreem Studios LLC.

In connection with the spin-off, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the assets and liabilities of the wholly owned subsidiary at July 1, 2008:

	At July 1, 2008	At December 31, 2007
Assets of discontinued operations
Cash	$569	$389
Accounts receivable	—	543
Advances	—	215
Prepaid expenses	717	588
Property and equipment, net	327,248	353,460
Deposit	6,000	6,000

TOTAL ASSETS	$334,534	$361,195

Liabilities of discontinued operations
Accounts payable	$2,073	$3,502
Accrued interest	24,540	18,738
Notes payable-related parties	100,950	247,200

TOTAL LIABILITIES	$127,563	$269,440

 Skreem Studios’ loss from operations, reported in discontinued operations, for the twelve months ended December 31, 2008 and 2007 are $103,133 and $63,324, respectively. The loss from operations for Skreem Studios for the period of May 10, 2006 (inception) to December 31, 2008 is $166,547. Prior year financial statements have been restated to present the operations of Skreem Studios as a discontinued operation.

12.

Interest Expense

Interest expense for the twelve months ended December 31, 2008, and the period from inception on March 10, 2006 through December 31, 2008 was $8,289 and $10,596, respectively. At December 31, 2008 the Company had accrued interest of $6,484. For the twelve month period ended and from inception through December 31, 2008, the Company paid interest of $2,043 and $4,111, respectively.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically, as of December 31, 2008, we do not have a written code of business conduct and ethics that governs the Company’s employees, officers and directors. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

As of December 31, 2008, we did not maintain effective controls over financial reporting which resulted in the restatement of several previous financial statements. Specifically, controls were not designed and in place to ensure that majority-owned subsidiaries and complex convertible instruments were properly reflected in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in “Internal Control-Integrated Framework” issued by the COSO.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2008, the directors and officers of the Company are listed below with information about their respective backgrounds. Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.

The executives and directors currently serving the Company are as follows:

Name	Age	Position
Justin Martin	25	President and Director
Karen Aalders	58	Secretary / Treasurer and Director

Justin Martin. Mr. Martin joined the Company in April, 2007, as Vice President and director and was elected President in October, 2008. Mr. Martin was formerly a part of the famous music group “3rd Wish”, who for the most part made a name for themselves in the European market.

Karen Aalders. Ms. Aalders joined the Company in May, 2006 as its Secretary / Treasurer and a director. From 1994 to 1999, Ms. Aalders was employed by Martin Consultants, Inc. as Secretary / Treasurer. From 1990 to 1994 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

ITEM 11.

XECUTIVE COMPENSATION

For the fiscal year ended December 31, 2008, no Officer/Director has been compensated with salaries or other form of remuneration except as set forth below:

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

	Summary Compensation Table
Name & Position	Fiscal Year	Annual Salary	Long-term Compensation; Securities Underlying Options

Justin Martin, President	2008	$0	none
Karen Aalders, Sec/Tr	2008	$24,106	none

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table describes, as of December 31, 2008, the beneficial ownership of our Common Stock by persons known to us to own more than 5% of such stock and the ownership of Common Stock by our directors, and by all officers and directors as a group.

Identity of Stockholder or Group	Number of Owned (1)	Percentage of shares Owned
Jeff Martin 11637 Orpington Street Orlando, FL 32817	1,733,000	58.2%

Tony Harrison c/o the Company	490,000	16.8%

Justin Martin c/o the Company	300,000	10.2%

Karen Aalders c/o the Company	183,000	6.2%

All Officers and Directors as A Group (3 Persons)	2,706,000	33.3%

*	Less than 5%

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ISSUANCE OF STOCK

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL. This facility contains 2,000 square feet of office space and is owned by the Company’s majority shareholder.

ITEM 14.

EXHIBITS

Index to Exhibits

3.1(1)	Articles of Incorporation of the Company

3.2 (1)	By-Laws of the Company

10.1 (1)	Personal Management Agreement between the Company and Justin Martin, dated June 25, 2007

10.2. (1)	Exclusive Artist Recording Agreement between the Company and Justin Martin, dated June 25, 2007

10.3 (1)	Heads of Agreement, between the Company and A 45 Music, GmbH, dated February 28, 2007

31.1 (2)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (2)	Certification of the Chief Financial/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002

32.2 (2)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002

(1)	Previously Filed

(2)	Filed herewith

ITEM 15.

PRINCIPAL ACCOUNTING FEES AND SERVICES

During the fiscal year ended December 31, 2008 and 2007, we paid a total of $42,605 and $29,400, respectively, in audit, audit-related, tax or other fees paid for professional services rendered by the independent certified public accountant who audited the financial statements of the Florida corporation that are filed herewith as those of the Company. See Item 7, “Financial Statements”, above.

During the fiscal year ended December 31, 2008, the Registrant did not have an audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Management Corporation has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on March 31, 2009.

Insight Management Corporation

By:	/s/ Justin Martin
Justin Martin
Director Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on March 31, 2008.

Signature	Title	Date

/s/ Justin Martin	Director and Chief Executive Officer, President	March 31, 2009
Justin Martin

/s/ Karen Aalders	Secretary, Treasurer and Principal	March 31, 2009
Karen Aalders	Accounting/Financial Officer and Director