Form 10-Q
period 2009-03-31
Insight Management Corp
filed 2009-05-15
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number: 333-148697

INSIGHT MANAGEMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

Florida

(State or other jurisdiction of Incorporation or organization)

20-8715508

(IRS Employee Identification No.)

11637 Orpington Street

Orlando, Florida 32817

(407) 207-0400

 (Address of principal executive offices)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                                                 Accelerated Filer  ☐

                Non-accelerated filer  ☐                                                   Smaller reporting company  ☑

                                                         (Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	46,051,870	May 14, 2009

TABLE OF CONTENTS

Insight Management Corporation

(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1.  Unaudited Consolidated Financial Statements

         Unaudited Balance Sheets as of March 31, 2009 and December 31, 2008

3

         Unaudited Statements of Operations for the three ended March 31, 2009 and 2008 and for the period from May 10, 2006 (inception) through

         March 31, 2009

4

         Unaudited Statements of Cash Flows for the three months

         ended March 31, 2009, and 2008 and the period from

         May 10, 2006 (inception) through March 31, 2009

5

         Unaudited Statement of Shareholders’ Deficit for the period from

         May 10, 2006 (inception) through March 31, 2009

6

         Notes to the Unaudited Financial Statements

7

Item 2.  Management’s Discussion and Analysis or Plan of Operation

8

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

9

Item 4 – Controls and Procedures

9

Part II – Other Information

Item 1   Legal Proceedings

10

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

10

Item 3   Defaults Upon Senior Securities

10

Item 4   Submission of matters to a Vote of Security Holders

10

Item 5   Other Information

10

Item 6   Exhibits

11

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 Insight Management Corporation

(A Development Stage Company)

 Balance Sheet

As of March 31, 2009 and December 31, 2008

(Unaudited)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets:	$	$
Cash	128	59
Advances	––	525
Total current assets	128	584

TOTAL ASSETS	$128	$584

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$89,339	$79,991
Accrued interest	9,153	6,484
Notes payable – related party	154,563	141,025
Total Current Liabilities	253,055	227,500

Stockholders' Deficit:
Common Stock, $.001 par value; 50,000,000 shares authorized, 3,051,870 shares issued and outstanding at March 31, 2009 and December 31, 2008.	3,052	3,052
Stock subscription receivable	(3,100)	(3,100)
Additional paid in capital	363,367	360,264
Deficit accumulated during the development stage	(616,246)	(587,132)
Total Stockholders' Deficit	(252,927)	(226,916)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128	$584

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Statements of Operations

For the Three Month Periods Ended March 31, 2009 and 2008

and the Period From May 10, 2006 (Inception) Through March 31, 2009

(Unaudited)

	Three Months Ended March 31,		May 10, 2006 (Inception) Through March 31
	2009	2008	2009

Expenses:
General and administrative expenses	$22,978	$52,560	$416,416
Rent	3,104	––	16,709
Amortization of capitalized production costs	––	––	3,362
Interest expense	3,032	1,412	13,628

Total Operating Expenses	29,114	53,972	450,115

Other income	––	80	326

Net Loss from continuing operations	(29,114)	(53,892)	(449,789)

Discontinued operations
Loss from discontinued operations	––	(50,741)	(166,457)
Net Loss	$(29,114)	$(104,633)	$(616,246)

Net Loss per Common Share - Basic and Diluted	$(0.01)	$(0.03)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	3,051,870	3,031,863

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

(A Development Stage Company)

Statement of Cash Flows

For the Three Month Periods Ended March  31, 2009 and 2008 and

the Period From May 10, 2006 (Inception) Through March  31, 2009

(Unaudited)

	Three Months Ended March 31,		May 10, 2006 (Inception) Through March 31
	2009	2008	2009
Cash Flows from Operating Activities:
Net Loss from continuing operations	$(29,114)	$(53,892)	$(449,789)
Net Loss from discontinued operations	––	(50,741)	(166,457)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of capitalized production costs	––	––	3,362
Depreciation	––	18,488	––
Rent	3,104	––	15,519
Changes in:
Accounts receivable	525	––	1,215
Capitalized production costs	––	(6,458)	3,105
Deposit	––	––	(6,000)
Prepaid expenses	––	(562)	(8,804)
Accrued expenses	2,669	4,473	5,907
Accounts payable	9,348	(27,748)	115,177
Net Cash Flows Used in Operations	(13,468)	(116,440)	(486,765)
Cash Flows from Investing Activities:
Issuance of advances & notes receivable	––	(415)	(525)
Purchase of fixed assets	––	(2,146)	(33,728)
Expenditures on construction in progress	––	(5,151)	(111,729)
Cash distributed in Spin off	––	––	89,680
Net Cash Flows Used in Investing activities	––	(7,712)	(56,302)
Cash Flows from Financing Activities:
Net borrowings on demand notes- related party	13,700	26,589	402,113
Payment of debt	––	––	(48,868)
Proceeds from sale of stock	––	75,000	189,950
Net Cash Flows Provided by Financing activities	13,700	101,589	543,195
Net Increase (Decrease) in Cash
Cash and cash equivalents - Beginning of period	69	(22,563)	128
Cash and cash equivalents –– End of period	59	24,621	––
	128	2,058	128
SUPPLEMENTARY INFORMATION
Interest Paid	$––	$––	$4,111
Taxes Paid	$––	$––	$––

The accompanying notes are an integral part of these financial statements.

 Insight Management Corporation

(A Development Stage Company)

 Statement of Stockholder’s Equity

From May 10, 2006 (inception) to March 31, 2009

	Shares	Amount	Stock Subscription Receivable	Additional Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Inception - May 10, 2006	––	$––	$—	$—	$––	$––
Issuance of founders shares	1,820,000	1,820	(18,200)	16,380	––	––
Net loss for the period	––	––	—	––	––	––
Balances - December 31, 2006	1,820,000	1,820	(18,200)	16,380	––	––
Shares issued to acquire Skreem Studios	1,000,000	1,000	—	999,000	––	1,000,000
Payment of subscription receivable	––	––	18,200	––	––	18,200
Proceeds from sale of stock	114,050	114	—	113,936	––	114,050
Purchase price allocation	––	––	—	(903,378)	––	(903,378)
Net loss for the year	––	––	—	-	(275,587)	(275,587)
Balances - December 31, 2007	2,934,050	2,934	—	225,938	(275,587)	(46,715)
Shares issued for notes	50,000	50	—	249,950	––	250,000
Shares issued for services	5,620	6	—	(6)	––	––
Proceeds from sale of stock	62,200	62		78,938	––	75,900
Contribution from shareholder	—	—	(3,100)	12,415	––	12,415
Investment in discontinued operations	—	—	—	(206,971)	––	(206,971)
Net loss from discontinued operations	—	—	—	––	(103,133)	(103,133)
Net loss from continuing operations	—	—	—	––	(208,412)	(208,412)
Balances – December 31, 2008	3,051,870	3,052	(3,100)	360,264	(587,132)	(226,916)
Contribution from shareholder				3,103		3,103
Net loss from continuing operations	—	—	—	––	(29,114)	(29,114)
Balances – March 31, 2009	$3,051,870	$3,052	$(3,100)	$363,367	$(616,246)	$252,927

The accompanying notes are an integral part of these financial statements.

Insight Management Corporation

Notes to Financial Statements

(A Development Stage Company)

 (Unaudited)

1.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Insight Management Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Insight's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Insight's 2008 annual financial statements have been omitted.

2.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $616,246 and has a working capital deficit of $252,927 at March 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to finance these deficits through the sale of stock.   The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

3.

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

4.

Notes Payable- Related Party

Short-term debt as of March 31, 2009 consisted of the following demand notes:

Various unsecured demand notes to the principal shareholder with no stated interest rate; interest is being accrued at 8.00%.	$111,703
Various unsecured demand notes to a business owned and controlled by the principal shareholder with a stated interest rate of 8.00%.	19,760
Various unsecured demand notes to a business controlled by the principal shareholder with a state interest rate of 8.00%	7,100
Various unsecured demands note to a corporation controlled by the principal shareholder with a stated interest rate of 8.00%.	16,000
$154,563

During the three month period ended March 31, 2009, the Company issued various unsecured demands notes to a shareholder totaling $13,700 with a stated interest rate of 8%.

At March 31, 2009, interest in the amount of $9,153 is accrued on these notes. Interest expense for the three months ended March 31, 2009 and 2008 and the period from inception on March 10, 2006 through March 31, 2009 was $3,032, $1,412 and $13,628, respectively.

5.

Related Party Transactions

The Company utilizes an office facility at 11637 Orpington Street, Orlando, FL.  This facility contains 2,000 square feet of office space and it is owned and controlled by a corporation owned solely by the Company’s majority shareholder.  The shareholder has waived rent expense in exchange for an increase in additional paid in capital.  At March 31, 2009, the rent expense in exchange of additional paid in capital was $3,104.

At March 31, 2009, $35,000 of the $89,339 balance of accounts payable was to a minority shareholder holding less than 1% interest in the Company.

6.

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

In connection with the spin-off, all of the assets and liabilities were transferred and the due to affiliate was forgiven and treated as additional paid in capital. The following schedule shows the assets and liabilities of the wholly owned subsidiary at July 1, 2008:

At March 31, 2008
Assets of discontinued operations
Cash	$502
Accounts receivable	521
Advances	-
Prepaid expenses	613
Property and equipment, net	342,269
Deposit	6,000

TOTAL ASSETS	$349,905

Liabilities of discontinued operations
Accounts payable	$7,243
Accrued interest	22,498
Notes payable-related parties	61,700

TOTAL LIABILITIES	$91,441

Skreem Studios’ loss from operations, reported in discontinued operations, for the three months ended March 31, 2008 are $50,741. The loss from operations for Skreem Studios for the period of May 10, 2006 (inception) to March 31, 2008 is $114,155. Prior year financial statements have been restated to present the operations of Skreem Studios as a discontinued operation.

7.

Subsequent Events

On April 7, 2009, the Company entered into a reorganization agreement with Microresearch Corporation.  Microresearch agreed to purchase all of the Company’s shares owned by principal owners through various entities and individuals.  The terms of the sale are as follows:

•

Microresearch will engage with Tyberius, LLC to provide services to sell 1,500,000 free-trading shares of the Company on a German Stock Exchange.

•

After the first $500,000 of the Company’s shares are sold on the German Stock Exchange and paid, Microresearch and the Company’s subsidiary will complete a reverse triangular merger at a ratio of 1.5 Company shares to 1 share of Microresearch.

On April 8, 2009, the Company agreed to convert $150,000 of debt to equity at the rate of $.05 per share for a total of 3,000,000 shares.

On April 9, 2009, the Company approved an increase in the authorized shares from 50,000,000 to 150,000,000 and to reincorporate from a Florida corporation to a Nevada corporation.

On April 27, 2009, the Company agreed  to acquire Microsearch Corporation in exchange for approximately 44 million  shares of  Company stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

The following discussion should be read along with our financial statements as of March 31, 2009, which are included in another section of this document and with our Form 10-K as of December 31, 2008 which contains a more detailed discussion of our plan. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

Insight Management Corporation, formerly known as Skreem Records Corporation is an entertainment development, marketing and production company formed in May 2006.  Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records was formed to continue these operations globally.

Results of Operations for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Revenues –

The Company recorded revenue of $0 for the three months ended March 31, 2009 and 2008, respectively.

Operating Expenses –

Operating expenses for the three months ended March 31, 2009 and 2008 were $29,114 and $53,972, respectively.  Total operating expenses from inception of May 10, 2006 are $450,115.

General and Administrative Expenses –

General and administrative expenses decreased by $29,582 or 56.3% to 22,978 for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Total operating expenses from inception of May 10, 2006 are $416,416.   This amount is primarily attributable to professional and consulting fees and other general and administrative expenses.

Interest Expense –

For the three months ended March 31, 2009 and 2008, the Company recorded interest expense in the amount of $3,032 and $1,412, respectively.  The interest expense relates to the notes payable to a major shareholder.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash of $128 and a deficit in working capital of $252,927. This compares with cash of $59 and a deficit in working capital of $226,916 as of December 31, 2008.

Cash used in operations was $13,631 for the three months ended March 31, 2009 versus $116,440 for the three months ended March 31, 2008.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $29,114 for the three months ended March 31, 2009.  The Company had an accumulated deficit of $616,246 at March 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

Insight Management Corporation and Microresearch Corporation of Orcutt, CA, today announced a definitive merger agreement under which the companies will combine under the name Insight Management Corporation and will be listed under the symbol ISIM.OB on Nasdaq¹s over-the-counter exchange and on the Frankfurt¹s Deutsche-Börse.

Pursuant to the agreement, Insight shareholders will receive 0.667 shares for each share of Insight. Each Microresearch share will automatically become a share of the combined company. Microresearch President and CEO, Jennifer Rapacki, will lead the combined company.

Insight will provide technology, products, and services in the U.S. domestic oil and gas industry. Microresearch previously announced on March 6th of this year, that it signed a contract to purchase Rebel Testing, Inc., of Gillette, Wyoming. Rebel, which has been in business for over eighteen years and employs twenty personnel, is a leading Rocky Mountain regional oil and gas service provider. Its 2008 revenues were $3.4 million with net profit of 32% of revenues. The company maintains a fleet of pump hoist trucks to service natural gas well pumps, and services and pressure tests blow out preventers.

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

INSIGHT MANAGEMENT CORPORATION

Date: May 15, 2009	By:	/s/ Justin Martin
Justin Martin Principal Executive Officer

Date: May 15, 2009	By:	/s/ Karen Aalders
Karen Aalders Chief Financial Officer

13