Form 10-Q
period 2009-06-30
Insight Management Corp
filed 2009-09-18
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number : 333-148697

———————

INSIGHT MANAGEMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

———————

Florida

(State or other jurisdiction of Incorporation or organization)

20-8715508

(IRS Employee Identification No.)

1130 E. Clark Ave. Ste. 150-286, Orcutt, CA 93455

866-787-3588

(Address of principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	74,389,663	September 11, 2009

TABLE OF CONTENTS

Insight Management Corporation

Part I – Financial Information

Item 1.     Unaudited Consolidated Financial Statements

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statement of Changes in Stockholders' Deficit

3

Consolidated Statements of Cash Flows

4

Notes to Unaudited Consolidated Financial Statements

6

Item 2     Management’s Discussion and Analysis or Plan of Operation Forward-Looking Information

12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.     Controls and Procedures

15

Part II – Other Information

Item 1.     Legal Proceedings

16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.     Defaults Upon Senior Securities

16

Item 4.     Submission of Matters to a Vote of Security Holders

16

Item 5.     Other Information

16

Item 6.     Exhibits

16

PART I - FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$225,543	$16,759
Trade accounts receivable, net of allowance for doubtful accounts	249,850	4,988
Other current assets	9,160	––
Total current assets	484,553	21,747

EQUIPMENT, net of accumulated depreciation	644,939	7,115

OTHER ASSETS:
Identified intangible assets, net of accumulated amortization	2,950,000	––
Goodwill	645,764	––

TOTAL ASSETS	$4,725,256	$28,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$209,457	$26,684
Short-term note payable	34,000	––
Unsecured loan payable	215,000	215,000
Long-term debt - current portion	2,234,537	––
Total current liabilities	2,692,994	241,684

CONDITIONAL NOTE PAYABLE, net of discount	2,401,692	––

STOCKHOLDERS' DEFICIT
Common stock, $.001 par value; 150,000,000 shares
authorized, 73,357,663 and 72,064,833 shares issued and
outstanding, respectively	73,358	72,065
Stock subscriptions receivable	(39,340)	(201,496)
Additional paid-in capital	548,133	558,992
Accumulated (deficit)	(951,581)	(642,383)
Total stockholders' deficit	(369,430)	(212,822)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,725,256	$28,862

The accompanying notes are an intergral part of these financial statements.

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Sales	$––	$––	$––	$3,560

Total revenues	––	––	––	3,560

COSTS AND EXPENSES:
Consulting fees	21,000	33,000	102,550	33,000
Consulting fees - related party	5,000	9,000	10,000	9,000
Compensation	30,799	––	58,942	––
Contracted labor	29,200	––	44,200	––
Professional fees	42,153	7,200	70,633	7,200
Other operating expenses	9,115	996	19,703	1,196
Loss on disposal of equipment	1,453	––	1,453	––
Depreciation expense	285	––	699	––

Total cost and expenses	139,005	50,196	308,180	50,396

OTHER INCOME (EXPENSE):
Interest expense	(1,018)	––	(1,018)	––

NET (LOSS)	$(140,023)	$(50,196)	$(309,198)	$(46,836)

BASIC AND DILUTED NET (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OFCOMMON SHARES OUTSTANDING	72,296,140	72,064,832	72,222,791	72,064,832

The accompanying notes are an intergral part of these financial statements.

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2009

(unaudited)

			Stock	Additional
	Common Stock		Subscriptions	Paid-In	Accumulated
	Shares	Amount	Receivable	Capital	(Deficit)	Total
Balances, December 31, 2008	72,064,833	$72,065	$(201,496)	558,992	(642,383)	$(212,822)

Shares issued for cash	292,830	293	198,396	31,077		229,766

Debt acquired as part of reverse
merger				(97,168)		(97,168)

Shares issued for subscription
receivable and conversion of debt -
related party, at fair value	1,000,000	1,000	(39,340)	55,232		16,892

Impairment of subscription
receivable			3,100			3,100

Net loss					(309,198)	(309,198)

Balances, June 30, 2009	73,357,663	$73,358	$(39,340)	$548,133	$(951,581)	$(369,430)

The accompanying notes are an intergral part of these financial statements.

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) from operations	$(309,198)	$(46,836)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairment of subscription receivable	3,100	––
Loss on disposal of equipment	1,453	––
Depreciation expense	699	––
Change in:
Accounts receivable	4,938	15,832
Other current assets	(1,499)	(142)
Other non-current assets	––	4,100
Accounts payable and accrued expenses	84,684	9,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(215,823)	(18,046)

INVESTING ACTIVITIES:
Net cash acquired from acquisitions	160,142	––
Purchase of equipment	––	(2,290)
Proceeds from disposal of equipment	699	––

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	160,841	(2,290)

FINANCING ACTIVITIES:
Net borrowing on short-term unsecured financing	––	39,136
Proceeds from short-term note payable	34,000	––
Proceeds from sale of common stock	229,766	––

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	263,766	39,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	208,784	18,800

CASH AND CASH EQUIVALENTS, beginning of period	16,759	200

CASH AND CASH EQUIVALENTS, end of period	$225,543	$19,000

The accompanying notes are an intergral part of these financial statements.

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS-(continued)

(unaudited)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:

Accounts payable acquired in reverse merger	$97,168	$––

Non-cash assets acquired/debt assumed from acquisition:
Accounts receivable	249,800	––
Other current assets	7,661	––
Equipment	640,675	––
Identifiable intangible assets	2,950,000	––
Goodwill	645,764	––
Accounts payable	17,809	––
Long-term debt - current portion	2,234,537	––
Conditional note payable	2,401,692	––

Stock issued for debt settlement/ stock subscription receivable:
Stock subscription receivable	39,340	––
Accounts payable	(16,892)	––

Unsecured loan payable issued for intangible asset	––	215,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$––	$––
Cash paid for taxes	$––	$––

The accompanying notes are an intergral part of these financial statements.

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Presentation

Interim Financial Information

The accompanying unaudited consolidated financial statements of Insight Management Corporation (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. Operating results for the three months and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

2.

Nature of Operations

Effective June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation, a Nevada corporation in a reverse triangular merger (see Note 5). The acquisition has been treated as a recapitalization of Insight Management Corporation. Under U.S. generally accepted accounting principles, in this reverse merger Microresearch Corporation is considered the acquirer for accounting purposes and not Insight Management Corporation, which was the legal acquirer. Accordingly, all historic information presented in the accompanying financial statements is that of Microresearch Corporation.

On June 30, 2009, the Company acquired Rebel Testing, Inc. (“RTI”) in a purchase transaction (Note 5). RTI is a Wyoming-based company providing servicing and maintenance of natural gas wells for customers located in the greater Rocky Mountain region since 1991.

3.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Insight Management Corporation and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective the date of acquisition.

Development Stage Operations

Prior to the acquisition of RTI, the Company had presented its financial statements as a development stage enterprise as it had not realized significant revenues. Although the Company did not realized any revenues in the periods ended June 30, 2009, the Company considers itself to have exited its development stage as of this date with the acquisition of RTI, which has significant and long established business operations and revenues.

The following significant accounting policies relate to the recently acquired RTI, and therefore have not been previously disclosed:

Revenue Recognition

Revenue is comprised principally of service revenue from work performed for customers under master service arrangements. Revenue is recognized at the time a work order is completed and approved by the customer, in the same manner as they are contractually earned as such policy complies with the following criteria: (i) persuasive evidence of an arrangement exists; (ii) the services have been provided; (iii) the fee is fixed and determinable, (iv) collectability is reasonably assured. Once work is approved, the Company has no further service obligations to the customer, at which time the work order is billed and is payable in full by the customer. The Company’s policy is not to grant refunds or other credits against billed amounts for completed and approved work orders.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at June 30, 2009 or December 31, 2008.

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable

The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. An allowance is established with a charge to bad debt expense at the time management determines a customer balance has become doubtful. Based on its evaluation, management believes all receivables are collectible as of June 30, 2009, and therefore no allowance for doubtful accounts has been established. Substantially all of the Company’s customers are engaged in the oil and gas industry in the western United States. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in general economic and/or specific industry conditions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method based on the estimated useful lives of the related assets, generally ranging from three to seven years.

Goodwill/Intangible Asset Valuation

Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. Goodwill is tested for impairment annually at the same date every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist, in accordance with procedures outlined in the Financial Accounting Standards Board’s Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company’s annual testing date is December 31.

Finite-lived acquired intangible assets are amortized on a straight-line method over the estimated lives of the assets. The Company has not determined useful lives over which the intangible assets acquired on June 30, 2009 will be amortized over future periods, and will do so beginning for the three month period ending September 30, 2009. Management evaluates potential impairment of finite-lived acquired intangible assets when appropriate. The value of the asset is reduced with a charge to impairment loss to the extent it is determined that the carrying value is no longer recoverable based upon the undiscounted cash flows of the asset.

As goodwill and intangible amortizable assets presented in the accompanying 2009 balance sheet were acquired on June 30, 2009, the recorded fair values of which were based upon an independent valuation, management believes no impairment of these assets exist as of this date. However, the Company is exposed to the possibility that changes in market conditions could result in significant impairment charges in the future.

Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurement, at inception. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•

Level 1. Observable inputs such as quoted market prices in active markets.

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents assets that are measured and recognized at fair value as of June 30, 2009 on a non-recurring basis:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)

Intangible assets	$—	$—	$2,950,000	$—
Goodwill	$—	$—	$645,000	$—
Conditonal note payable	$—	$—	$4,631,692	$—

The FASB’s SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115, became effective for the Company on January 1, 2008. SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended June 30, 2009, there were no applicable items on which the fair value option was elected.

Acquisition Accounting

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. SFAS No. 141R was effective for us beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date.

4.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. Until the acquisition of Rebel Testing, Inc. on June 30, 2009, the Company operated as a development stage enterprise and had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, relying on limited private placements of its stock through a Regulation S offering to fund its development activities while incurring significant losses and a working capital deficit. The Company has incurred significant debt by the acquisition of Rebel Testing and must raise capital in the near term to service this debt or risk termination of the acquisition.

The Company's ability to continue in existence is dependent upon developing additional sources of capital to service its acquisition debt and continue expansion of its business in oil & gas field services. Management's plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

5.

Acquisitions

Reverse Merger - Microresearch

On June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation in a reverse triangular merger. Under the merger agreement, Microreasearch shareholders were issued 1½ shares of Company common stock in exchange for each outstanding share of Microresearch, resulting in 66,305,792 common shares issued by the Company to effect the acquisition. For accounting purposes, the acquisition has been treated as a recapitalization of Microresearch, with Microresearch as the acquirer. This determination is due to the fact that the previously established public company did not meet the definition of a business. The historical consolidated financial statements prior to June 29, 2009 are those of Microresearch, with capital retroactively adjusted by the common stock exchange ratio established in the merger agreement. We determined this transaction to be a reverse merger because the shareholders of Microresearch own a majority of the shares and voting rights post merger in addition to a majority of the Company’s new management

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and board of directors positions. The Company elected to change our name and keep the former public company name of Insight Management Corporation.

Purchase Acquisition – Rebel Testing, Inc.

Effective June 30, 2009, the Company acquired all outstanding common stock of Rebel Testing, Inc. (“RTI”). As initial consideration, the RTI shareholders (“Sellers”) received $20,000 in cash at closing. The Company also executed a Conditional Promissory Note (“Conditional Note”) to the Sellers with a face value of $4,980,000. Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Conditional Note, $2,230,000 in cash is unconditionally due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission, which shall not exceed 90 days from the closing date. This portion of the Conditional Note bears interest at a 6% annual rate until paid. The remaining $2,750,000 face value of the Conditional Note, presented as a conditional note payable in the 2009 balance sheet at a discounted fair value of $2,401,692, is contingent upon RTI achieving a performance target as defined in the Purchase Agreement over three twelve-month periods following the closing, and represents the maximum additional consideration which may be paid to the Sellers. Upon achieving the defined performance target, the maximum payment and due date for each period is as follows:

July 30, 2010	$1,000,000
July 30, 2011	$1,000,000
July 30, 2012	$750,000

Should any of the above amounts become due, the Company may elect to pay the balance over four equal quarterly installments following the due date, the unpaid principal of which will bear interest at a 10% annual rate until fully paid. The entire balance due, or conditionally due, under the Conditional Note is secured by the RTI shares.

The total cost of the acquisition was $4.7 million, with $1.1 million in net assets acquired at fair value, resulting in an excess of consideration over value received of $3.6 million. The Company engaged an independent consultant to assess the fair value of the net assets acquired, and to assess the excess consideration for potential amortizable intangible assets and determine a value for such assets that may be identified. The valuation also determined the discounted value for the Conditional Note, as portions of this obligation contained no interest terms over their periodic maturity dates. The identified intangible assets and assigned values were as follows:

Existing customer relationships	$2,211,000
Trade name	329,000
Non-compete agreements	410,000
Total identified intangible assets	$2,950,000

The above total value was recorded in the acquisition accounting as identified intangible assets, with the remaining unidentified excess consideration of $645,764 recorded as goodwill as of the acquisition date. The Company has not determined useful lives over which the intangible assets will be amortized over future periods, and will do so beginning for the three month period ending September 30, 2009. Any amortization this period would be immaterial as the lives of the assets will exceed 12 months.

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summary presents the estimated fair values of the assets acquired and liabilities assumed for RTI as of the effective date of acquisition:

Current assets	$437,599
Property and equipment	640,675
Total assets acquired	1,078,274
Current liabilities (other than debt obligations)	17,809
Debt obligations - current portion	4,537
Total liabilities assumed	22,346
Net assets acquired	$1,055,928

Purchase price:
Cash at closing	$20,000
Seller-financed debt	4,631,692
Total purchase price	4,651,692
Excess of purchase price over net assets acquired	3,595,764
Less: Excess purchase price allocated to identified intangible assets	2,950,000
Goodwill	$645,764

Pro Forma Information

Unaudited pro forma information for the Company is presented below as if the acquisition of RTI had taken place as of January 1 for each of the fiscal years presented. This pro forma information does not purport to be indicative of the results of operations which would have resulted had the acquisition been consummated at the dates assumed.

	Six Months Ended June 30,
	2009 (unaudited)	2008 (unaudited)
Revenues	$1,092,170	$1,504,229
Net income (loss)	$(144,024)	$312,914
Basic and diluted per share income (loss)	$(0.00)	$0.01

6.

Debt

Short-Term Note Payable

The Company has an unsecured loan with an unrelated company in the amount of $34,000, the principal and accrued interest (6% annual rate) of which is due September 30, 2009.

Unsecured Loan Payable

As of June 30, 2009, the Company owed $215,000 to a company which financed an acquisition by Microresearch in March 2008. The loan was unsecured and had no repayment or interest terms. The loan was settled on September 4, 2009 by the issuance of 1,000,000 common shares.

Long-Term Debt

As more fully described in Note 5, the Company incurred conditional and unconditional obligations with a total face value of $4,980,000 in the acquisition of RTI. $2,230,000 of this amount is unconditional current debt and $2,750,000 is conditionally due 30 days after the close of three 12-month periods beginning June 30, 2009 should RTI achieve a performance target for each period as defined in the Purchase Agreement (“Maturity Intervals”).

Due to the requirements of fair value for contingent consideration pursuant SFAS No. 141(R), an independent valuation of the conditional portion of the Conditional Note determined its fair value at $2,401,692 at the acquisition date. This valuation resulted in a discount applied to each of the conditional amounts due at the Maturity Intervals, as there were no interest terms stated in the Conditional Note for this portion of the debt. The total discount of $348,308 will be amortized to interest expense over the lives of each of the three maturity periods of this debt. No amounts have been amortized during the three months ended June 30, 2009, as the acquisition occurred at the end of this period.

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As supported by the valuation, the Company assumes the entire $2,750,000 conditional debt will be paid to the Sellers. RTI has historically met the performance requirements required by the Conditional Note which would require full payment of this debt should RTI’s performance continue in the same manner, and there is reason to believe RTI’s performance will continue to do so in future periods. As such, notwithstanding the discount applied to the Conditional Note, the Company will be obligated to pay the full face value of the Conditional Note in the following amounts and maturity dates as previously discussed in Note 5:

July 30, 2010	$1,000,000
July 30, 2011	$1,000,000
July 30, 2012	$750,000

Also a result of the RTI acquisition, the Company assumed loans owed to two financing institutions totaling $4,537, which mature in July and December 2009 and are secured by a vehicle and equipment.

7.

Stockholders’ Deficit

Shares Issued for Cash/Debt Cancellation

During the six months ended June 30, 2009, the Company sold 292,830 common shares under a Regulation S Stock Purchase Agreement with a foreign placement company dated August 4, 2008. The Company received a total of $229,766 in cash during the six months ended June 30, 2009 for these shares and shares which had been subscribed and issued during the year ended December 31, 2008.

On June 30, 2009, an existing stockholder was issued 1,000,000 common shares in exchange for cancellation of $16,892 in debt and a subscription receivable of $39,340. Total market price of the 1,000,000 shares was $550,000, resulting in a $533,108 loss. The Company recorded this loss as a reduction of additional paid-in capital due to the related party nature of the transaction. The subscription receivable has no payment terms. Subsequent to June 30, 2009, the Company received a total of $15,000 in cash for the subscription receivable.

During the six months ended June 30, 2009, the Company wrote off a $3,100 subscription receivable it determined to be uncollectible.

Shares Issued for Acquisition

As disclosed in Note 5, on June 29, 2009 the Company issued 66,305,793 common shares in exchange for all outstanding common shares of Microresearch Corporation in a reverse merger transaction. Historic outstanding shares in the accompanying financial statements have been retroactively adjusted by the common stock exchange ratio established in the merger agreement. As a result of the reverse merger, the Company assumed $97,168 of debt. Insight Management Company had no assets at the time of the reverse merger.

8.

Related Party Transactions

The Company paid $10,000 and $9,000 during the six months ended June 30, 2009 and 2008, respectively, to shareholders performing development related services. At June 30, 2009, $35,000 of accounts payable was due to a minority shareholder holding less than 1% interest in the Company. The Company leases an office facility from a company owned by the management of RTI under a month-to-month arrangement with no terms. No amounts were paid for rent during the six months ended June 30, 2009 as the RTI acquisition occurred at the end of this period.

9.

Subsequent Events

On July 23, 2009, the Company issued 20,000 common shares to the former shareholders of Microresearch as compensation for the assignment of a company with no assets or liabilities.

On August 5, 2009, an additional 12,000 common shares were sold under the Regulation S offering.

On September 4, 2009, the Company executed an agreement with a creditor to exchange an unsecured loan plus an additional $35,000 in compensation for 1,000,000 common shares valued at a market price of $250,000.

ITEM 2

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

The following discussion should be read along with our financial statements as of June 30, 2009, which are included in another section of this document. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

Insight Management Corporation, formerly known as Skreem Records Corporation was an entertainment development, marketing and production company formed in May 2006. Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records was formed to continue these operations globally.

As a result of the reverse triangular merger with Microresearch Corporation on June 29, 2009 and its acquisition of Rebel Testing, Inc. on June 30, 2009, Insight Management’s core business focus is changing to the oil and gas industry. The Company has a strategic plan for growth through acquisition and functions from the perspective of an engineering firm. This is the nucleolus that directs what acquisitions are made and creates strategic alliances, develops proprietary technology and patents that bring the expertise and ultimately creates the real value for Insight Management. The Company expects to retain the strong management teams in each business unit, capitalizing on their local knowledge of competitors and operating climate, along with their loyal customer relationships.

Strategic Plan

Insight Management has a three step approach to value creation:

1.

Find and negotiate the acquisition of small to midsize oil and gas companies that have strong financial track records and experienced management. Insight Management has a proprietary method of identifying and securing acquisitions that meet the following criteria:

•

Solid growth history

•

Profitable

•

Opportunity to increase profits

•

Strong management team willing to stay on board for minimum of three years

•

Little or no debt on the books

These companies are primarily successful family owned businesses that are looking for a way to increase market presence and provide financial security for the owners while at the same time leading further growth and technological advancement. Insight Management offers all of that by taking the Company to the public marketplace, providing valuable business management experience to identify operating efficiencies, linking companies together to exploit synergies, and providing technical expertise and technology to their already successful businesses.

2.

Apply the technology and gain efficiencies from synergies provided by the multiple acquisitions. Insight Management will use its technology to improve the operations of the companies acquired and possibly license the technology for increase revenue at little to no additional cost. Insight Management will also exploit the opportunity to gain efficiencies from the consolidation of its acquisitions. The company managers will have the opportunity to share best practices and work together to gain market share and drive growth to the bottom line.

3.

Continuously work towards increasing market awareness and move the stock to larger public markets. Insight Management has experienced personnel to improve market awareness and gradually increase institutional holding of the stock. Value will come from continued growth through acquisition and deployment of developed technologies. The current strategy allows for rapid expansion of revenues and profit.

Purchase Acquisition - Rebel Testing, Inc. (RTI)

On June 30, 2009, the Company closed the Stock Purchase Acquisition Agreement (the “Agreement”) with RTI, for the acquisition of all of the issued and outstanding common stock of RTI for a purchase price of $5,000,000 paid over a 36 month period based upon the earnings of RTI over this three year period. Within One Hundred and Fifty days after closing the first installment of $2,230,000 is due to RTI.

RTI is committed to providing superior oil and gas field services. The company is based in Gillette, Wyoming and has a customer base focused in the greater Rocky Mountain region. The company maintains a fleet of pump hoist trucks based in Wyoming to service natural gas well pumps. RTI also has operations based in Colorado focused on servicing and pressure testing blow out preventers. RTI has been in business for over 18 years and has a long list of satisfied customers.

Market Conditions and Outlook

With a solid foothold in the natural gas field services industry now established, the Company expects meaningful growth through the acquisition of other oil and gas enterprises that are both complimentary and offer greater diversity in revenue streams.

Quarter Ended June 30, 2009 -

The average price per MMBtu for natural gas continued to decline during the second quarter of 2009. However, existing natural gas wells continue to need servicing and RTI’s revenues from its Wyoming operations are up approximately 15% from the same 6 month time period a year ago.  Blow Out Prevention services revenue from RTI’s Colorado operations have declined approximately 63% from the same 6 month time period a year ago, but given higher leasing activity and strong margins, the company is in a good position to add significantly to bottom line during the remainder of 2009.

Outlook for the Remainder of 2009 -

Following the economic downturn, a cyclical boom in drilling activity is typical. The Company is anticipating an improved environment for natural gas and oil field service companies that should result in significantly better results later this year.

Results of Operations

Three months and six months ended June 30, 2009 and June 30, 2008

Revenues –

The Company recorded revenue of $0 for the three months ended June 30, 2009 and 2008, respectively. Revenue for the six months ended June 30, 2009 and 2008 was $0 and $3,560, respectively.

Operating Expenses –

Operating expenses were $139,005 for the three months ended June 30, 2009 compared to $50,196 for the three months ended June 30, 2008, an increase of $88,809 or 177%. Operating expenses for the six months ended June 30, 2009 and 2008 were $308,180 and $50,396, respectively, an increase of $257,784 or 512%. Expenses were primarily attributable to professional and consulting fees relating to business development activities, which increased substantially during the first half of FY09 as the Company positioned itself to commence significant operations such as the reverse merger with Microresearch Corporation on June 29, 2009 and acquisition of Rebel Testing, Inc. on June 30, 2009.

Interest Expense –

For the three months ended June 30, 2009 and 2008, the Company recorded interest expense in the amount of $1,018 and $0, respectively. Interest expense for the six months ended June 30, 2009 and 2008 was $1,018 and $0, respectively. The interest expense relates to a note payable to a minority shareholder.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash of $225,543 and a deficit in working capital of $2.2 million. This compares with cash of $16,759 and a deficit in working capital of $219,937 as of December 31, 2008. Cash used in operations was $215,913 for the six months ended June 30, 2009 versus cash provided by operations of $21,090 for the six months ended June 30, 2008.

To raise funds for debt and working capital, the Company plans to submit a registration statement with the SEC. The Company anticipates the stock registration will result in raising capital and facilitate further sales. However, this plan is dependent upon approval of the registration statement by the SEC and there is no guarantee this registration will result in raising sufficient capital to meet the Company’s needs, if any at all. In addition, the Company is exploring other private equity and debt financing opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. Until the acquisition of Rebel Testing, Inc. on June 30, 2009, the Company operated as a development stage enterprise and had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, relying on limited private placements of its stock through a Regulation S offering to fund its development activities while incurring significant losses and a working capital deficit. The Company has incurred significant debt by the acquisition of Rebel Testing and must raise capital in the near term to service this debt or risk termination of the acquisition.

The Company's ability to continue in existence is dependent upon developing additional sources of capital to service its acquisition debt and continue expansion of its business in oil & gas field services. Management's plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of June 30 2009. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

Financial Close and Reporting

The activity at the end of the quarter and complete change of management resulted in the late filing. The Company’s new management has already taken steps to correct the process and controls for future filings including contracting with outside consulting services to supplement staffing limitations.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS

Number	Description
31.1(1)

Certification of Chief Executive Officer of Insight Management Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Financial Officer of Insight Management Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

———————

(1)

Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

INSIGHT MANAGEMENT CORPORATION

Date:	September 17, 2009	By:	/s/ JENNIFER RAPACKI
Jennifer Rapacki Chief Executive Officer (Principal Executive Officer)

17