Form 10-Q
period 2009-09-30
Insight Management Corp
filed 2009-11-23
CIK 1400876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from: _____________ to _____________

Commission File number: 333-148697

———————

INSIGHT MANAGEMENT CORPORATION

(Exact name of small business issuer as specified in its charter)

———————

Florida	20-8715508
(State or other jurisdiction of Incorporation or organization)	(IRS Employee Identification No.)

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

to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	✓	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes		No	✓

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated Filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	515,453,806	November 20, 2009

TABLE OF CONTENTS

Insight Management Corporation

Part I - Financial Information

3

Item 1.     Unaudited Consolidated Financial Statements

3

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statement of Changes in Stockholders’ Deficit

5

Consolidated Statements of Cash Flows

6

Notes to Unaudited Consolidated Financial Statements

7

Item 2     Management’s Discussion and Analysis or Plan of Operation

16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.     Controls and Procedures

18

Part II - Other Information

19

Item 1.     Legal Proceedings

19

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.     Defaults Upon Senior Securities

19

Item 4.     Submission of Matters to a Vote of Security Holders

19

Item 5.     Other Information

19

Item 6.     Exhibits

19

PART I - FINANCIAL INFORMATION

ITEM 1.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$331,712	$16,759
Trade accounts receivable, net of allowance for doubtful accounts	311,370	4,988
Other current assets	8,561	—
Total current assets	651,643	21,747

EQUIPMENT, net of accumulated depreciation	535,875	7,115

OTHER ASSETS:
Identified intangible assets, net of accumulated amortization	2,888,537	—
Goodwill	727,171	—

TOTAL ASSETS	$4,803,226	$28,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$316,169	$26,684
Short-term note payable	34,000	—
Unsecured loan payable	—	215,000
Long-term debt - current portion	2,265,503	—
Total current liabilities	2,615,672	241,684

CONDITIONAL NOTE PAYABLE, net of discount	2,444,333	—

STOCKHOLDERS’ DEFICIT
Common stock, $.001 par value; 1,000,000,000 shares authorized, 515,453,806 and 504,453,831 shares issued and outstanding, respectively	515,454	504,454
Stock subscriptions receivable	(24,340)	(201,496)
Additional paid-in capital	367,192	126,603
Accumulated deficit	(1,115,085)	(642,383)
Total stockholders’ deficit	(256,779)	(212,822)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,803,226	$28,862

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

SERVICE REVENUES	$588,903	$—	$588,903	$—

Total revenues	588,903	—	588,903	—

COSTS AND EXPENSES:
Consulting fees	—	31,300	102,550	64,300
Consulting fees - related party	—	114,250	10,000	123,250
Compensation	333,949	—	392,891	—
Contracted labor	12,500	7,075	56,700	7,075
Professional fees	65,690	—	136,323	7,200
Other operating expenses	39,873	9,676	59,576	10,872
Rent	12,000	—	12,000	—
Supplies	46,663	—	46,663	—
Insurance	25,149	—	25,149	—
Repairs and maintenance	16,108	—	16,108	—
(Gain) Loss on disposal of equipment	(344)	—	1,109	(3,560)
Depreciation and amortization	89,464	—	90,163	—

Total cost and expenses	641,052	162,301	949,232	209,137

OTHER INCOME (EXPENSE):
Interest expense	(111,355)	—	(112,373)	—

NET (LOSS)	$(163,504)	$(162,301)	$(472,702)	$(209,137)

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	510,451,780	504,453,824	507,208,205	504,453,824

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2009

(unaudited)

	Common Stock		Stock Subscriptions	Additional Paid-In	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balances, December 31, 2008	504,453,831	$504,454	$(201,496)	126,603	(642,383)	$(212,822)

Shares issued for cash	2,109,975	2,110	213,396	29,816	—	245,322

Debt acquired as part of reverse merger	—	—	—	(97,168)	—	(97,168)

Shares issued for subscription receivable and conversion of debt -related party, at fair value	7,000,000	7,000	(39,340)	49,232	—	16,892

Shares issued for interest expense, and conversion of debt - at fair value	7,000,000	7,000	—	243,000	—	250,000

Shares issued for services	140,000	140	—	10,459	—	10,599

Share cancellation	(5,250,000)	(5,250)	—	5,250	—	—

Impairment of subscription receivable	—	—	3,100	—	—	3,100

Net loss	—	—	—	—	(472,702)	(472,702)

Balances, September 30, 2009	515,453,806	$515,454	$(24,340)	$367,192	$(1,115,085)	$(256,779)

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(472,702)	$(209,137)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Impairment of subscription receivable	3,100	—
Loss/(Gain) on disposal of equipment	1,109	(3,560)
Depreciation and amortization	90,163	—
Shares issued for services	10,599	—
Accrued interest expense	33,725	—
Accretion of interest on acquisition notes	42,614	—
Interest settled by share issuance	35,000	—
Change in operating assets and liabilities, net of business acquisitions:	—	—
Accounts receivable	(56,582)	14,336
Other current assets	(900)	(5,547)
Other non-current assets	—	4,100
Accounts payable and accrued expenses	191,307	—

NET CASH USED BY OPERATING ACTIVITIES	(122,567)	(199,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from acquisitions	160,232	—
Purchase of equipment	—	(6,980)
Proceeds from disposal of equipment	699	3,560

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	160,931	(3,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on short-term unsecured financing	—	39,136
Proceeds from short-term note payable	34,000	—
Proceeds from common stock issuances and subscriptions	245,322	191,574
Payment of vehicle loans and unsecured short term financing	(2,733)	(7,560)

NET CASH PROVIDED BY INVESTING ACTIVITIES	276,589	223,150

NET CHANGE IN CASH AND CASH EQUIVALENTS	314,953	19,922

CASH AND CASH EQUIVALENTS, beginning of period	16,759	200

CASH AND CASH EQUIVALENTS, end of period	$331,712	$20,122

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS:

Accounts payable acquired in reverse merger	$97,168	$—

Non-cash assets acquired/debt assumed from acquisition:
Accounts receivable	249,800	—
Other current assets	7,661	—
Equipment	559,268	—
Identifiable intangible assets	2,950,000	—
Goodwill	727,171	—
Accounts payable	17,809	—
Long-term debt - current portion	2,234,537	—
Conditional note payable	2,401,692	—

Stock issued for debt settlement/ stock subscription receivable:
Stock subscription receivable	39,340	—
Accounts payable	(16,892)	—
Unsecured loan payable	(250,000)

Unsecured loan payable issued for intangible asset	—	215,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Presentation

Interim Financial Information

The accompanying unaudited consolidated financial statements of Insight Management Corporation (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. Operating results for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

2.

Nature of Operations

The company provides servicing and maintenance of natural gas pipelines and wells pumps for customers located in the greater Rocky Mountain region and pressure testing blow out prevention services in the Colorado.

Effective June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation, a Nevada corporation in a reverse triangular merger (see Note 7). The acquisition has been treated as a recapitalization of Insight Management Corporation. Under U.S. generally accepted accounting principles, in this reverse merger Microresearch Corporation is considered the acquirer for accounting purposes and not Insight Management Corporation, which was the legal acquirer. Accordingly, all historic information presented in the accompanying financial statements is that of Microresearch Corporation.

On June 30, 2009, the Company acquired Rebel Testing, Inc. (“RTI”) in a purchase transaction (Note 7). RTI is a Wyoming-based company providing servicing and maintenance of natural gas wells for customers located in the greater Rocky Mountain region since 1991.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at September 30, 2009 or December 31, 2008.

Accounts Receivable

The Company provides credit in the normal course of business to its customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. An allowance is established with a charge to bad debt expense at the time management determines a customer balance has become doubtful. Based on its evaluation, management believes all receivables are collectible as of September 30, 2009, and therefore no allowance for doubtful accounts has been established. Substantially all of the Company’s customers are engaged in the oil and gas industry in the western United States. This concentration of customers may impact overall exposure to credit risk, either positively or negatively, in that customers may be similarly affected by changes in general economic and/or specific industry conditions.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method based on the estimated useful lives of the related assets, generally ranging from three to seven years.

Goodwill/Intangible Asset Valuation

Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. Goodwill is tested for impairment annually at the same date every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist, in accordance with procedures outlined in the Financial Accounting Standards Board’s ASC Topic 350, “Intangibles - Goodwill and Other”. The Company’s annual testing date is December 31.

Finite-lived acquired intangible assets are amortized on a straight-line method over the estimated lives of the assets. The intangible assets consist of customer relationships being amortized over a 15 year period, trade name being amortized over a 20 year period and non-compete agreements being amortized over a 5 year periods. Management evaluates potential impairment of finite-lived acquired intangible assets when appropriate. The value of the asset is reduced with a charge to impairment loss to the extent it is determined that the carrying value is no longer recoverable based upon the undiscounted cash flows of the asset.

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

Fair Value Measurements

The Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure”, at inception. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. FASB ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•

Level 1. Observable inputs such as quoted market prices in active markets.

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the period ended September 30, 2009, there were no applicable items on which the fair value option was elected.

Acquisition Accounting

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combination”. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. FASB ASC Topic 805 was effective for us beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date.

4.

Recently Issued Accounting Standards

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In September 2006, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 that were unaffected by the delay in 2008. The implementation of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 5, Fair Value of Financial Instruments, for these additional disclosures.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 825 on April 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, these provisions of FASB ASC Topic 825 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments. See Note 5, Fair Value of Financial Instruments, for these additional disclosures.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the

Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12, Subsequent Events, for this additional disclosure.

5.

Fair Value Measurements

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Various inputs are considered when determining the value of the Company’s investments and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•

Level 1. Observable inputs such as quoted market prices in active markets.

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of September 30, 2009 or 2008, and as such, had no assets or liabilities that fell into the tiers described above.

The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2009 on a non-recurring basis, as a result of the acquisition on June 30, 2009. Refer to Note 7 for further details:

Description	Level 1	Level 2	Level 3	Total Gains (Losses)
Intangible assets	$—	$—	$2,950,000	$—
Goodwill	$—	$—	$645,000	$—
Conditonal note payable	$—	$—	$4,631,692	$—

The Company adopted the provisions of FASB ASC Topic 825, “Financial Instruments,” on April 1, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements.

The Company’s cash and cash equivalents, trade accounts receivable, accounts payable, accrued liabilities and short term note payable fair values approximates their carrying amounts due to their current maturities as of September 30, 2009.

The Company’s long-term debt with aggregate book value of $4,709,836 had aggregated fair value of approximately $4,847,975 as of September 30, 2009. These changes in fair value from their carrying amounts are primarily due to the difference between accounting for the October 6, 2009, debt modification using the effective interest rate method and fair value method. See note 9 for more details. The Company determined the estimated fair value amounts by using commonly accepted valuation methodologies and unobservable inputs in which there is little or no market data, and the reporting entity’s own assumptions. (Level 3) However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates presented herein are not necessarily indicative of the amount that the Company could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

6.

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

The Company’s ability to continue in existence is dependent upon developing additional sources of capital to service its acquisition debt and continue expansion of its business in oil & gas field services. Management’s plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

7.

Acquisitions

Reverse Merger - Microresearch

On June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation in a reverse triangular merger. Under the merger agreement, Microresearch shareholders were issued 1½ shares of Company common stock in exchange for each outstanding share of Microresearch, resulting in 66,305,792 common shares issued by the Company to effect the acquisition. For accounting purposes, the acquisition has been treated as a recapitalization of Microresearch, with Microresearch as the acquirer. This determination is due to the fact that the previously established public company did not meet the definition of a business. The historical consolidated financial statements prior to June 29, 2009 are those of Microresearch, with capital retroactively adjusted by the common stock exchange ratio established in the merger agreement. We determined this transaction to be a reverse merger because the shareholders of Microresearch own a majority of the shares and voting rights post merger in addition to a majority of the Company’s new management and board of directors positions. The Company elected to change our name and keep the former public company name of Insight Management Corporation.

Purchase Acquisition – Rebel Testing, Inc.

Effective June 30, 2009, the Company acquired all outstanding common stock of Rebel Testing, Inc. (“RTI”). As initial consideration, the RTI shareholders (“Sellers”) received $20,000 in cash at closing. The Company also executed a Conditional Promissory Note (“Conditional Note”) to the Sellers with a face value of $4,980,000. Under the terms of the Stock Purchase Acquisition Agreement (“Purchase Agreement”) and the Conditional Note, $2,230,000 in cash is unconditionally due by the Company within 60 days after effective registration of shares with the Securities and Exchange Commission, which shall not exceed 90 days from the closing date. This portion of the Conditional Note bears interest at a 6% annual rate until paid. The remaining $2,750,000 face value of the Conditional Note of $2,401,692, the discounted fair value at the acquisition date is contingent upon RTI achieving a performance target as defined in the Purchase Agreement over three twelve-month periods following the closing, and represents the maximum additional consideration which may be paid to the Sellers. Upon achieving the defined performance target, the maximum payment and due date for each period is as follows:

Original due dates	Payments
July 31, 2010	$1,000,000
July 31, 2011	$1,000,000
July 31, 2012	$750,000

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

The above total value was recorded in the acquisition accounting, on June 30, 2009 as identified intangible assets, with the remaining unidentified excess consideration of $645,764 recorded as goodwill as of the acquisition date. The Company recorded an additional $81,407 of Goodwill during the third quarter of 2009, due to new information obtained about facts and circumstances that existed as of the acquisition date, regarding the fair values of the fixed assets acquired in Rebel Testing, Inc acquisition on June 30, 2009. Refer to Note 8 for the change in carrying value of goodwill and for the useful lives of the identified intangible assets and the amortization for the three month period ending September 30, 2009.

The following summary presents the estimated fair values of the assets acquired and liabilities assumed for RTI as of the effective date of acquisition, prior to the adjustment to the property and equipment fair values during the third quarter of 2009. Refer to Note 8 for further details.

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

	Nine Months Ended Sep 30,
	2009	2008
	(unaudited)	(unaudited)

Revenues	$1,681,073	$2,534,673
Net income (loss)	$(310,625)	$464,099
Basic and diluted per share income (loss)	$(0.00)	$0.00

8.

Goodwill and other Intangible Assets

The Company recorded an additional $81,407 of Goodwill due to new information obtained about facts and circumstances that existed as of the acquisition date, regarding the fair values of the fixed assets acquired in Rebel Testing, Inc acquisition on June 30, 2009.

The change in the carrying value of goodwill is as follows:

June 30, 2009 Balance	$645,764
Adjustment to fair value of property and equipment	81,407

September 30, 2009 Balance	$727,171

Intangible assets were recognized in conjunction with the Rebel Testing, Inc acquisition on June 30, 2009. There were no intangible assets prior to this acquisition.

September 30, 2009
(unaudited)
	Estimated useful Life (Years)	Gross carrying Amount	Accumulated Amortization	Net
Intangible assets
Existing customer relationships	15	$2,211,000	$36,850.00	$2,174,150
Trade name	20	329,000	$4,113	324,887
None-compete agreements	5	410,000	$20,500.00	389,500
		$2,950,000	$61,463.00	$2,888,537

Amortization expense on intangible assets for the three months and nine months ended September 30, 2009 was $61,463. Amortization expense on intangible assets for the three months and nine months ended September 30, 2008 was nil. At September 30, 2009 estimated amortization expense for the remainder of fiscal 2009 and years thereafter are as follows:

Estimated Amortization Expense
2009 (remainder)	$61,463
2010	245,852
2011	245,852
2012	245,852
2013	245,852
2014	204,852
Thereafter	1,638,814
Total	$2,888,537

9.

Debt

Short-Term Note Payable

The Company has an unsecured loan with an unrelated company in the amount of $34,000, the principal and accrued interest (6% annual rate) of which was due September 30, 2009. A late charge of 5% interest per annum will be incurred after September 30, 2009, in terms of the loan agreement.

Long-Term Debt

As more fully described in Note 7, the Company incurred conditional and unconditional obligations (the “Conditional Note” and “Unconditional Note”) with a total face value of $4,980,000 in the acquisition of RTI. $2,230,000 of this amount is unconditional current debt and $2,750,000 is conditionally due 30 days after the close of three 12-month periods beginning June 30, 2009 should RTI achieve a performance target for each period as defined in the Purchase Agreement (“Maturity Intervals”).

Due to the requirements of fair value for contingent consideration pursuant to FASB ASC Topic 805, “Business Combination”, an independent valuation of the conditional portion of the Conditional Note determined its fair value at $2,401,692 at the acquisition date. This valuation resulted in a discount applied to each of the conditional amounts due at the Maturity Intervals, as there were no interest terms stated in the Conditional Note for this portion of the debt. The total discount of $348,308 will be amortized to interest expense over the lives of each of the three maturity periods of this debt. $42,641 has been amortized during the nine months ended September 30, 2009.

On June 30, 2009, the inception date, of the $2,750,000 Conditional Note, notwithstanding the discount applied, the due dates and future payments was:

Original due dates	Payments
July 31, 2010	$1,000,000
July 31, 2011	$1,000,000
July 31, 2012	$750,000

By agreement dated October 6, 2009, the Company and Rebel Testing, Inc shareholders (“Sellers”) entered into a Modification to Acquisition Agreement (“Modified Purchase Agreement”). Pursuant to the Modified Purchase Agreement, the parties agreed to waive and release one another from certain closing conditions, modify the note payment terms and certain note amounts under the Stock Purchase Agreement of June 29, 2009 between the Company and the Sellers, by which the Company acquired Rebel Testing, Inc from the Sellers.

Under the terms of the Modified Purchase Agreement, the Sellers and the Company agreed to extend the deadline of $2,230,000, originally due on or before September 27, 2009, until December 31, 2009 and waive the 6% interest rate per annum from June 29, 2009 to September 27, 2009, and the Sellers and the Company agreed to increase the amount due by $214,505 with interest of 6% per annum from September 30, 2009, payable on the same day as the $2,230,000. The additional amount of $214,505 will be accreted using the effective interest method as additional financing expense. The accretion begins September 27, 2009 and will be completed in full by December 31, 2009, the due date. The company deemed the accretion expense as of September 30, 2009 to be immaterial, and thus will begin accretion on October 1, 2009.

In accordance with the guidance in FASB ASC 470-50, “Debt-modifications and Extinguishments”, the amended Unconditional Note amount is not substantially different to the original Unconditional Note amount, due to the present value of the change in cash flows being less than 10% and there is no change in the creditor. The Company accounts for the modification of terms prospectively using the new effective interest rates of the various notes.

The carrying value as September 30, 2009 is $2,263,725 and the new effective interest rate on the amended note is 38%. During the three and nine months ended September 30, 2009, the Company recorded interest expense of $33,725 on the note.

The Sellers and the Company also agreed to modify the due dates on the remaining $2,750,000 Conditional Notes, presented at a discounted fair value amount of $2,401,692 in the June 30, 2009 balance sheet by extending the due dates by three months for each payment amount. The payment amounts remain contingent upon Rebel Testing, Inc achieving a the same performance target as defined in the Purchase Agreement over three twelve-month periods, and remains the maximum additional consideration which may be paid to the Sellers. The start of the three twelve-month periods was changed from the date of closing to September 30, 2009.

In accordance with the guidance in FASB ASC 470-50, “Debt-modifications and Extinguishments”, the amended Conditional Note amount is not substantially different to the original Conditional Note amount, due to the present value of the change in cash flows being less than 10% and there is no change in the creditor. The Company accounts for the modification of terms prospectively using the new effective interest rates of the various notes.

The amended Conditional Notes carrying value at September 30, 2009 is $2,444,333 and the new effective interest rate, the modified due dates and maximum future payments is summarized in the following table:

Due dates	Payments	Effective interest rates
October 30, 2010	$1,000,000	4.90%
October 30, 2011	$1,000,000	6.20%
October 30, 2012	$750,000	7.50%

During the three and nine months ended September 30, 2009, the Company recorded interest expense of $42,641 on the note.

Also a result of the RTI acquisition, the Company assumed loans owed to two financing institutions totaling $4,537, which mature in July and December 2009 and are secured by a vehicle and equipment. The amount outstanding as at September 30, 2009 is $1,788

10.

Stockholders’ Deficit

Shares Issued for Cash/Debt Cancellation

During the nine months ended September 30, 2009, the Company sold 2,109,975 common shares under a Regulation S Stock Purchase Agreement with a foreign placement company dated August 4, 2008. The Company received a total of $245,322 in cash during the nine months ended September 30, 2009 for these shares and shares which had been subscribed and issued during the year ended December 31, 2008.

On June 30, 2009, an existing stockholder was issued 7,000,000 common shares in exchange for cancellation of $16,892 in debt and a subscription receivable of $39,340. The total market price of the 7,000,000 shares was $550,000, resulting in a $533,108 loss. The Company recorded this loss as a reduction of additional paid-in capital due to the related party nature of the transaction. The subscription receivable has no payment terms. Subsequent to June 30, 2009, the Company received a total of $15,000 in cash for the subscription receivable.

On July 1, 2009, the Company cancelled 5,250,000 common shares surrendered by former shareholders of Microresearch, for no consideration.

On July 23, 2009, the Company issued 140,000 common shares to the former shareholders of Microresearch as compensation for the assignment of a company with no assets or liabilities. The total market price of the 140,000 shares was $10,599.

On September 04, 2009, a creditor was issued 7,000,000 common shares in exchange for cancellation of $250,000 in debt including finance costs of $35,000. The total market price of the 7,000,000 shares was $250,000.

During the nine months ended September 30, 2009, the Company wrote off a $3,100 subscription receivable it determined to be uncollectible.

On October 20, 2009, the Company’s Board of Directors approved the increase of authorized shares from 150,000,000 to 1,000,000,000 and a seven-for-one stock split of the Company’s common stock, with no fractional shares, to the shareholders of record as of November 6, 2009, with a distribution date of November 9, 2009. This stock split resulted in the issuance of 441,817 additional shares of common stock and has been accounted for retroactively.

Shares Issued for Acquisition

As disclosed in Note 7, on June 29, 2009 the Company issued 464,140,551 common shares in exchange for all outstanding common shares of Microresearch Corporation in a reverse merger transaction. Historic outstanding shares in the accompanying financial statements have been retroactively adjusted by the common stock exchange ratio established in the merger agreement. As a result of the reverse merger, the Company assumed $97,168 of debt. Insight Management Company had no assets at the time of the reverse merger.

11.

Related Party Transactions

The Company paid $10,000 and $123,250 during the nine months ended September 30, 2009 and 2008, respectively, to shareholders performing development related services. At September 30, 2009, $35,000 of accounts payable was due to a minority shareholder holding less than 1% interest in the Company. The Company leases an office facility from a company owned by the management of RTI under a month-to-month arrangement with no terms. $12,000 was paid for rent during the three months ended September 30, 2009, which covered the period since the RTI acquisition occurred on June 30, 2009. The former shareholders of Microresearch were issued 20,000 shares, with a market price $10,599, as compensation for the assignment of a company with no assets or liabilities.

12.

Subsequent Events

On October 6, 2009, the Company and Rebel Testing, Inc shareholders (“Sellers”) entered into a Modification to Acquisition Agreement (“Modified Purchase Agreement”). See note 8 for more details.

We evaluated subsequent events through the date and time the Consolidated Financial Statements were issued on November 23, 2009.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements.

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

The following discussion should be read along with our financial statements as of September 30, 2009, which are included in another section of this document. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Strategic Plan

Insight Management has a three step approach to value creation:

1.

Find and negotiate the acquisition of small to midsize oil and gas companies that have strong financial track records and experienced management. Insight Management has a method of identifying and securing acquisitions that meet the following criteria:

•

Solid growth history

•

Profitable

•

Opportunity to increase profits

•

Strong management team willing to stay on board for a minimum of three years

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

Market Conditions and Outlook

Natural gas is a largely overlooked energy source. Not long ago the consensus was the US was running out of natural gas. But due to technology advances in the last few years, natural gas can be extracted out of shale rock. There is now an abundance of natural gas available in the US.

Natural gas is a much cleaner energy source. Since it emits ½ the carbon as coal when burned, natural gas is a logical choice to replace coal in power plants and help decrease green house emissions. Natural gas is also seen as a transition energy source as renewable energy replacements of fossil fuels are still in the distant future.

With a solid foothold in the natural gas field services industry now established, the Company expects meaningful growth through the acquisition of other oil and gas enterprises that are both complimentary and offer greater diversity in revenue streams.

Quarter Ended September 30, 2009 -

The average price per MMBtu for natural gas reversed its decline during the third quarter of 2009 and has reached a 9-month high. Demand for RTI field services remains strong and RTI’s EBIDTA more than doubled during the third quarter to $214,505, an increase of 131% compared to the second quarter of 2009.

Indications of higher leasing activity in Colorado and with strong margins, the company is in a good position to continue to add significantly to bottom line during the remainder of 2009 and 2010.

Outlook for the Remainder of 2009 -

Following the economic downturn, a cyclical boom in drilling activity is typical. The Company is anticipating an improved environment for natural gas and oil field service companies that should result in significantly better results later this year.

Results of Operations

Three months and nine months ended September 30, 2009 and September 30, 2008

Revenues –

The Company recorded revenue of $588,903 and $0 for the three months ended September 30, 2009 and 2008, respectively. Revenue for the nine months ended September 30, 2009 and 2008 was $588,903 and $0, respectively.

Operating Expenses –

Operating expenses were $641,052 for the three months ended September 30, 2009 compared to $162,301 for the three months ended September 30, 2008, an increase of $478,751 or 295%. Operating expenses for the nine months ended September 30, 2009 and 2008 were $949,232 and $209,137, respectively, an increase of $740,095 or 354%. Expenses were primarily attributable to professional and consulting fees relating to business development activities, which increased substantially during the first half of FY09 as the Company positioned itself to commence significant operations such as the reverse merger with Microresearch Corporation on June 29, 2009 and acquisition of Rebel Testing, Inc. on June 30, 2009.

Interest Expense –

For the three months ended September 30, 2009 and 2008, the Company recorded interest expense in the amount of $111,355 and $0, respectively. Interest expense for the nine months ended September 30, 2009 and 2008 was $112,373 and $0, respectively. The interest expense relates to a note payable to a minority shareholder.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash of $331,712 and a deficit in working capital of $1,964,029. This compares with cash of $16,759 and a deficit in working capital of $219,937 as of December 31, 2008. Cash used by operations was $122,567 for the nine months ended September 30, 2009 versus cash used by operations of $199,808 for the nine months ended September 30, 2008.

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

The Company’s ability to continue in existence is dependent upon developing additional sources of capital to service its acquisition debt and continue expansion of its business in oil & gas field services. Management’s plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of September 30 2009. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the quarter ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

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

INSIGHT MANAGEMENT CORPORATION

Date: November 23, 2009	By:	/s/ JENNIFER RAPACKI
Jennifer Rapacki
Chief Executive Officer
(Principal Executive Officer)

20