Form 10-K
period 2009-12-31
Insight Management Corp
filed 2010-05-05
CIK 1400876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
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

Insight Management Corporation
1130 E. Clark Ave.  Ste 150-286
Orcutt, CA 93455
 (Address of Principal Executive Office) (Zip Code)

866-787-3588
 (Registrant’s telephone number, including area code)
 (Former name or former address, if changed since last report)

———————

Securities registered under Section 12(b) of the “Exchange Act”
Common Share, Par Value, $.00014
(Title of each Class)
———————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		☐	Yes	☑	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		☐	Yes	☑	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		☑	Yes	☐	No
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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

As of May 3, 2010, there were 516,953,806 shares of common stock outstanding.

INSIGHT MANAGEMENT CORPORATION
ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2009

PART I

FORWARD LOOKING STATEMENTS

Because we want to provide investors with more meaningful and useful information, this Annual Report on Form 10-K (“Form 10-K”) contains, and incorporates by reference, certain forward-looking statements that reflect our current expectations regarding its future results of operations, performance and achievements. We have tried, wherever possible, to identify these forward-looking statements by using words such as “anticipates,” “believes,” “estimates,” “expects,” “designs,” “plans,” “intends,” “looks,” “may,” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, including the factors set forth herein, which could cause our actual results, performance or achievements for 2010 and beyond to differ materially from those expressed in, or implied by, any of these statements. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to release publicly the results of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

ITEM 1.  DESCRIPTION OF BUSINESS

We were organized under the laws of the State of Florida on March 10, 2006. Since our inception, we have been engaged in organizational efforts and obtaining initial financing. On June 29, 2009, Insight Management completed a reverse triangular merger with Microresearch Corporation.  Pursuant to the agreement, Microresearch shareholders received 1.5 ISIM shares for each share they own in Microresearch Corporation.  Prior Insight Management shareholders did not change their holdings in Insight Management.  The address of our website is www.insightmanagementcorp.com.

Insight Management Corporation is a public holding company focused on the energy industry. The company's strategic plan is to acquire oil and gas services businesses with substantial revenues, profitable operations, established customers and proven management teams. Insight Management creates synergistic alliances, provides access to capital markets and capitalizes on the expertise of its subsidiaries to achieve company growth and value for shareholders.

ITEM 1A.   RISK FACTORS

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small reporting company.  As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

Although Insight Management was incorporated in March 2006, it has had only limited operations. In June 2009, the Company went through a management change after a reverse triangular merger with Microresearch Corporation. The likelihood of our success must be considered in light of the expenses and difficulties in growth through acquisition and obtaining financing to meet the needs of our plan of operations.

We will require additional financing which may require the issuance of additional shares that will dilute the ownership held by our stockholders.

We will need to raise funds through either debt or sale of our shares in order to achieve our business goals. Although there are no present plans, agreements, commitments or undertakings with respect to the sale of additional shares or securities convertible into any such shares by us, there are parties who have discussed investment opportunities.  If any sale should take place, the shares issued would further dilute the percentage ownership held by the stockholders.

We will require significant financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current plan of operations. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. We will need a minimum of $500,000 to continue operations over the next twelve months.

Our future success is dependent, in part, on the performance and creation of service of Jennifer Rapacki, our Chief Executive Officer. Without her continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Jennifer Rapacki, our current Chief Executive Officer. The loss of her services would delay our business operations substantially.

Our success depends upon our ability to attract and hire key personnel.  Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends. Therefore, you may not have any manner to liquidate or to receive payment on your investment.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

 We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances.  We may not be able to enter into these strategic partnerships on commercially reasonable terms, or at all.  Even if we enter into strategic alliances, our partners may not attract significant numbers of customers or otherwise prove advantageous to our business. Our inability to enter into new distribution relationships or strategic alliances could have a material and adverse effect on our business.

We may have difficulty in attracting and retaining management and outside independent members to our Board of Directors as a result of their concerns relating to their increased personal exposure to lawsuits and stockholder claims by virtue of holding these positions in a publicly held company.

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and stockholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these perceived risks, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending such claims.    Directors and officers’ liability insurance has recently become much more expensive and difficult to obtain.  If we are unable to continue or provide directors and officers’ liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our Board of Directors.

We may lose potential independent board members and management candidates to other companies that have greater directors and officers’ liability insurance to insure them from liability or to companies that have revenues or have received greater funding to date which can offer more lucrative compensation packages.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Legislative actions and potential new accounting pronouncements are likely to impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives have increased our general and administrative costs as we have incurred increased legal and accounting fees to comply with such rule changes.  Further, proposed initiatives are expected to result in changes in certain accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense.  These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States, and adversely affect our operating results.

Added Costs Due to Being a Public Company

There is a substantial increase of costs to the Company as a result of being Public.  These costs include, but are not limited to the cost of conducting a yearly audit of the financial condition and quarterly reviews of the Company, such cost can be in excess of $50,000 yearly.  In addition, there can be additional legal costs associated with preparing all necessary filings with the Securities and Exchange Commission or other regulatory body, if the Company is not subject to the reporting requirements of section 13 or 15(d) of the Securities Act.  There are also assorted other additional costs to the Company for being Public.  These additional costs include, but are not limited to, the cost of internal auditing controls in regard to financial reporting.  This is made even more difficult by the fact that we have only two directors and that none of the management has extensive experience with small public companies.  As a result of all of these additional costs, the Company is likely to be less profitable if it does not generate enough revenue to cover the additional costs.

Risks of leverage and debt service requirements may hamper our ability to operate and grow our revenues.

The Company’s debt to equity ratio may be high at the commencement of operations due to the requirement of accruing expenses for operations.  High leverage creates risks, including the risk of default as well as operating and financing constraints likely to be imposed by prospective lenders.  The interest expense associated with the Company's anticipated debt burden may be substantial and may create a significant drain on the Company's future cash flow, especially in the early years of operation. Any such operating or financing constraints imposed by the Company's lenders as well as the interest expense created by the Company's debt burden could place the Company at a disadvantage relative to other better capitalized service providers and increase the impact of competitive pressures within the Company's markets.

We may not be able to compete successfully.

We are entering a market that is presently addressed by large companies with extensive financial resources. Additionally, there are smaller companies with active research and development and we do not know the current status of their development efforts.  We have limited funds with which to develop products and services, and most of the above competitors have significantly greater financial resources, technical expertise and managerial capabilities than we currently possess.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock has historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that current trading levels will continue.

The market price for our common stock is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of net revenues which could lead to wide fluctuations in our share price.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.

In fact, during the period from January 22, 2009, until December 31, 2009, the high and low sale prices of a share of our common stock were $0.214 and $0.015, respectively. The volatility in our share price is attributable to a number of factors.  First, as noted above, the shares of our common stock are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our products and services.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

The following factors may add to the volatility in the price of our common stock: actual or anticipated variations in our quarterly or annual operating results; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain its current market price, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Shares eligible for future sale by our current shareholders may adversely affect our stock price.

To date, we have had a very limited trading volume in our common stock.  As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.  In addition, sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Securities and Exchange Commission Rule 144 or otherwise could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital at that time through the sale of our securities. A number of our employees and consultants have elected to convert a portion of their compensation to shares of our common stock, and these shares have been registered for resale to the public.

Our issuance of additional common stock in exchange for services or to repay debt would dilute your proportionate ownership and voting rights and could have a negative impact on the market price of our common stock.

Our Board of Directors may generally issue shares of common stock to pay for debt or services, without further approval by our stockholders based upon such factors as our Board may deem relevant at that time.  We have issued shares of our common stock in payment for services in the past. It is likely that we will issue additional securities to pay for services and reduce debt in the future.  It is possible that we will issue additional shares of common stock under circumstances we may deem appropriate at the time.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights for our directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain provisions which eliminate the liability of our directors for monetary damages to the Company and our shareholders.  Our Bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could cause us to incur substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup.  These provisions and resultant costs may also discourage us from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit us and our shareholders.

Our directors have the right to authorize the issuance of shares of additional shares of our common stock.

Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

ITEM 2.  DESCRIPTION OF PROPERTY

Physical Property

Our company currently does not own any physical property.  The company did not purchase or sell any plant or equipment in 2009.

ITEM 3.  LEGAL PROCEEDINGS

There is no past, pending or, to our knowledge, threatened litigation or administrative action which has or is expected by our management to have a material effect upon our business, financial condition or operations, including any litigation or action involving our officer, directors or other key personnel.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2009, Insight Management Corporation completed the following actions as a result of the majority of shares entitled to vote:

Approved a 1 to 7 forward split of the common stock, with no fractional shares and an increase of the number of authorized shares from 150,000,000 to 1,000,000,000.

On December 11, 2009, Insight Management Corporation completed the following actions as a result of the majority of shares entitled to vote:

Approved the restatement and amendment of the Articles of Incorporation, which included authorizing 10,000,000 preferred shares, $0.01 par value.  Approved the Bylaws revision, as presented by the Board.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

Our common stock has been traded on the OTCBB since January 22, 2009.  Prior to that date, our common stock was not actively traded in the public market.  Our common stock is listed on the OTCBB under the symbol "ISIM.OB". Since June 2009, our common stock has also been traded on the Frankfurt Stock Exchange under the symbol "746". The following table sets forth, for the periods indicated, the high and low bid prices for our common stock on the OTCBB as reported by various Bulletin Board market makers. The quotations do not reflect adjustments for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.

	Price
	High	Low
Fourth Quarter 2009	$0.044	$0.015
Third Quarter 2009	$0.086	$0.014
Second Quarter 2009	$0.214	$0.086
First Quarter 2009	$0.144	$0.136

As of December 31, 2009, we have 516,953,806 shares of our common stock issued and outstanding. Our shares of common stock are held by 161 stockholders of record. The number of stockholders of record was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies.

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

Issuer Purchase of Equity Securities

During the fiscal year that ended December 31, 2009, Insight Management Corporation did not repurchase any of its equity securities.

Recent Sales of Unregistered Securities

During the fourth quarter for the fiscal year ended December 31, 2009, we have not issued any unregistered securities.

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

As a result of the reverse triangular merger with Microresearch Corporation on June 29, 2009, Insight Management’s core business focus has changed to the energy industry. The Company has a strategic plan for growth through acquisition and functions from the perspective of an engineering firm. This is the nucleolus that directs what acquisitions are made and creates strategic alliances, develops proprietary technology and patents that bring the expertise and ultimately creates the real value for Insight Management. The Company expects to retain the strong management teams in each business unit, capitalizing on their local knowledge of competitors and operating climate, along with their loyal customer relationships.

On March 2, 2010, Insight Management Corporation and Rebel Testing, Inc. (“RTI”) terminated the stock purchase acquisition agreement (“acquisition agreement”) that was signed on March 6, 2009.  The continuing slow recovery of the economy from the recession and the overall uncertainty in the business environment greatly impacted Insight Management’s ability to raise capital for the acquisition.  RTI had granted two extensions for the initial payment, December 31, 2009, and February 28, 2010.  Insight Management was not able to secure funding in time to meet the February deadline and could not give RTI a definitive timeframe as to when funding could be secured.  As such, RTI declined to grant a third extension of the payment date.  For accounting purposes the accompanying financial statements retrospectively reflect the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009.  Therefore, the Company re-entered the Development Stage as of October 1, 2009.  In connection with the RTI deconsolidation, all of the RTI assets were transferred to the RTI Sellers and the acquisition debt was cancelled as provided for under the terms of the Purchase Agreement.

Management is assessing the options for continuing to pursue its strategic plan as defined below which is dependent upon developing additional sources of capital. The Company will also consider opportunities to seek a business combination with an operating or development stage business in a related or unrelated industry, which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934.

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

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with information included in Item 8 of this report. Unless otherwise indicated, the terms “Company”, “we”, “us”, and “our” refer to Insight Management Corporation.

Comparison of the Year ended December 31, 2009, with the Year ended December 31, 2008

Revenues –

The Company recorded no revenues for the years ended December 31, 2009, and 2008. Revenues of RTI during the period in which it was a subsidiary were excluded from the Company’s consolidated revenues since it became a discontinued operation and was deconsolidated from Insight in 2009.

Operating Expenses –

Operating expenses were $625,253 for the year ended December 31, 2009, compared to $652,545 for the year ended December 31, 2008, a decrease of $27,292 or 4%. Significant expense included professional and consulting fees, totaling a combined $305,203 in 2009 compared to $365,740 in 2008. These expenses related to business development activities resulting in the reverse merger with Microresearch Corporation on June 29, 2009, and acquisition of RTI on June 30, 2009, and substantial increase in the compliance reporting costs associated with such activities (the acquisition agreement with Rebel Testing was terminated on March 1, 2010, due to the fact the company was not able to secure funding by the extended deadline). Compensation expense was $181,265 for the year ended December 31, 2009, compared to $32,512 for the year ended December 31, 2008, an increase of $148,753 or 458%. This change was due primarily from $120,000 compensation expense for the CEO during 2009, of which $92,500 was unpaid and thus accrued at December 31, 2009. During 2008, the Company recognized a $215,000 expense representing impairment of an intangible asset acquired during the year for which the Company determined had no future benefit.

Interest Expense –

For the year ended December 31, 2009, and 2008, the Company recorded interest expense in the amount of $36,018 and $0, respectively.  The interest expense in 2009 was substantially financing costs to induce a note holder to convert a $215,000 loan to equity.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash of $3,273 and a deficit in working capital of $379,878. This compares with cash of $16,759 and a deficit in working capital of $224,925 as of December 31, 2008. Cash used by continuing operations was $332,975 for the year ended December 31, 2009, versus cash used by operations of $389,056 for the year ended December 31, 2008.

To date, the Company’s primary source of working capital to sustain its development activities has been private offerings of common stock through a Regulation S agreement in 2008 which has since terminated. The Company has also placed a limited amount of common stock with an existing shareholder in 2009 for additional working capital and obtained a limited amount of working capital loans from service providers, shareholders and officers. The Company has also attempted to control its working capital deficit by inducing certain debt holders to convert loans to common stock.

The Company does not believe that cash on hand as of December 31, 2009, will be sufficient to fund its expenses over the next twelve months. As a development stage entity the Company’s ability to meet its obligations and continue as a going concern is dependent upon raising new capital through advances from current shareholders, issuing equity securities to existing and new shareholders, and exploring private equity and debt financing opportunities. The Company will also consider opportunities to seek a business combination with an operating or development stage business in a related or unrelated industry, which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a business combination with another entity.

The Company has an agreement with Auctus Private Equity Fund, LLC for the sale of up to $10 million of the Company’s common stock over a 36 month period.  The agreement is contingent upon submission of an effective registration statement with the SEC. The Company hopes that it will succeed in having an effective registration statement, which will facilitate raising capital and facilitate further sales. However, there is no guarantee that any effective registration statement will result in raising sufficient capital to meet the Company’s needs, if any at all.  The initial S-1 registration was withdrawn, February 28, 2010, on the grounds that the company had determined that a renegotiation of terms was necessary concerning the equity line agreement and such renegotiation would not be appropriate during the pendency of the Registration Statement.  The Company hopes to accomplish an S-1 filing in the near term, but the timing of which, at this time, is indeterminable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has operated as a development stage enterprise and has not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, initially relying on limited private placements of its stock through a Regulation S offering to fund its development activities while incurring significant losses and a working capital deficit. The Company has incurred significant debt through the initial stages of implementing our growth through acquisition strategy and must raise capital in the near term to service this debt.

The Company’s ability to continue in existence is dependent upon developing additional sources of capital to implement its strategy of growth through acquisition. Management’s plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements

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
In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 13 for this additional disclosure.

ITEM 7A. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements

INDEX

Page No
Report of Independent Registered Public Accounting Firm	10

Consolidated Balance Sheets as of December 31, 2009 and 2008	11

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and the Period from Re-entry into the Development Stage (October 1, 2009) Through December 31, 2009	12

Consolidated Statement of Changes in Stockholder’s Deficit from December 31, 2007 through December 31, 2009	13

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and the Period from Re-entry into the Development Stage (October 1, 2009) Through December 31, 2009	14

Notes to the Financial Statements	15-22

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Insight Management, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Insight Management, Inc. (the “Company”) (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders' deficit and cash flows for the twelve month periods then ended and the period from re-entry into the development stage (October 1, 2009) through December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insight Management, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
May 3, 2009

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,273	$16,759
Total current assets	3,273	16,759

EQUIPMENT, net of accumulated depreciation	4,330	7,115

TOTAL ASSETS	$7,603	$23,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$318,855	$26,684
Short-term notes payable - unrelated parties	51,296	-
Short-term notes payable - related parties	13,000	-
Unsecured loan payable	-	215,000
Total current liabilities	383,151	241,684

STOCKHOLDERS' DEFICIT:
Common stock, $0.00014 par value; 1,000,000,000 shares
authorized, 516,953,806 and 504,453,831 shares issued and
outstanding at December 31, 2009 and 2008, respectively	72,374	70,624
Stock subscriptions receivable	-	(206,484)
Additional paid-in capital	875,732	560,433
Accumulated deficit	(1,184,056)	(642,383)
Deficit accumulated during re-entry to development stage	(139,598)	-
Total stockholders' deficit	(375,548)	(217,810)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,603	$23,874

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Re-entry to
			Development Stage
			(October 1, 2009)
			Through
	Year Ended December 31,		December 31, 2009
	2009	2008	(Note 2)

REVENUES	$-	$-	$-
Total revenues	-	-	-

COSTS AND EXPENSES:
Consulting fees	112,550	304,300	10,000
Consulting fees - related party	10,000	29,250	-
Compensation	181,265	32,512	46,278
Contracted labor	77,750	17,075	21,050
Professional fees	182,653	32,190	49,110
Other operating expenses	58,699	21,574	12,917
Loss on disposal of equipment	1,109	-	-
Loss on impairment of goodwill	-	215,000	-
Depreciation and amortization	1,227	644	243

Total cost and expenses	625,253	652,545	139,598

OTHER INCOME (EXPENSE):
Interest expense	(36,018)	-	-

LOSS FROM CONTINUING OPERATIONS	(661,271)	(652,545)	(139,598)

DISCONTINUED OPERATIONS (Note 7):
Income from operations of discontinued subsidiary	48,971	-	-
Loss on disposal of discontinued subsidiary	(68,971)	-	-
NET LOSS ON DISCONTINUED OPERATIONS	(20,000)	-	-

NET (LOSS)	$(681,271)	$(652,545)	$(139,598)

BASIC AND DILUTED NET (LOSS) PER COMMON
SHARE - CONTINUING OPERATIONS	$(0.00)	$(0.00)

BASIC AND DILUTED NET (LOSS) PER COMMON
SHARE - DISCONTINUED OPERATIONS	$(0.00)	N/A

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	509,392,029	387,946,851

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

						Deficit
					Retained	Accumulated
			Stock	Additional	Earnings	During Re-entry to
	Common Stock		Subscriptions	Paid-In	(Accumulated	Development Stage
	Shares	Amount	Receivable	Capital	Deficit)	(Note 2)	Total
Balances, December 31, 2007	322,293,101	$45,121	$(3,100)	$(30,822)	$10,162	$-	$21,361

Shares issued for subscriptions
receivable and cash	182,160,730	25,503	(203,384)	591,255	-	-	413,374

Net loss	-	-	-	-	(652,545)	-	(652,545)

Balances, December 31, 2008	504,453,831	$70,624	$(206,484)	$560,433	$(642,383)	$-	$(217,810)

Shares issued for cash	2,109,975	295	218,384	31,631	-	-	250,310

Debt acquired as part of reverse
merger	-	-	-	(97,168)	-	-	(97,168)

Shares issued for subscription
receivable and debt conversion -
related party, at fair value	7,000,000	980	(39,340)	55,252	-	-	16,892

Shares issued for interest expense,
conversion of debt at
fair value	7,000,000	980	-	249,020	-	-	250,000

Shares issued for services	1,640,000	230	-	40,369	-	-	40,599

Share cancellation	(5,250,000)	(735)	-	735	-	-	-

Impairment of subscription
receivable	-	-	3,100	-	-	-	3,100

Payment of subscription
receivable	-	-	24,340	-	-	-	24,340

Shareholder contribution	-	-	-	35,460	-	-	35,460

Net loss from continuing
operations	-	-	-	-	(521,673)	(139,598)	(661,271)

Net loss on discontinued
operations	-	-	-	-	(20,000)	-	(20,000)

Balances, December 31, 2009	516,953,806	$72,374	$-	$875,732	$(1,184,056)	$(139,598)	$(375,548)

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Re-entry to
			Development Stage
			(October 1, 2009)
			Through
	Year Ended December 31,		December 31, 2009
	2009	2008	(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(661,271)	$(652,545)	$(139,598)
Net loss from discontinued operations	(20,000)	-	-
Net loss	$(681,271)	$(652,545)	$(139,598)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of equipment	1,109	-	-
Shares issued for services	40,599	-	30,000
Depreciation and amortization	1,227	644	243
Interest settled by share issuance	35,000	-	-
Impairment of subscription receivable	3,100	-	-
Impairment of intangible asset	-	215,000	-
Change in operating assets and liabilities:
Other current assets	-	17,060	-
Other non-current assets	-	4,101	-
Accounts payable and accrued expenses	247,261	26,684	56,318
Net cash flows from discontinued operations	152,409	-	-
NET CASH USED BY OPERATING ACTIVITIES	(200,566)	(389,056)	(53,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	699	-	-
Purchase of equipment	(250)	(7,759)	(250)
Cash acquired from reverse merger	94	-	-
Net cash flows from discontinued operations	(149,650)	-	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(149,107)	(7,759)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term note payable	64,296	-	30,296
Proceeds from common stock issuances	250,310	413,374	-
Payments received on stock subscriptions receivable	24,340	-	24,340
Net cash flows from discontinued operations	(2,759)	-	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	336,187	413,374	54,636

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,486)	16,559	1,349
CASH AND CASH EQUIVALENTS, beginning of period	16,759	200	1,924

CASH AND CASH EQUIVALENTS, end of period	$3,273	$16,759	$3,273

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:
Accounts payable acquired in reverse merger	$97,168	$-	$-
Stock issued for debt settlement and stock subscription receivable:
Stock subscription receivable	39,340	-	-
Accounts payable	(16,892)	-	-
Stock issued to settle unsecured loan payable and accrued interest	(250,000)	-	-
Accounts payable settled by a shareholder	(35,460)
Unsecured loan payable issued for intangible asset	-	215,000	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an intergral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Insight Management Corporation (the “Company” or “Insight”), formerly known until September 11, 2008 as Skreem Records Corporation, was formed on March 10, 2006. Prior to June 29, 2009, the Company had been a development stage enterprise in business to search for, promote and fund recording talent.

Effective June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation, a Nevada corporation in a reverse triangular merger (see Note 6). The acquisition has been treated as a recapitalization of Insight Management Corporation. Under U.S. generally accepted accounting principles, in this reverse merger Microresearch Corporation is considered the acquirer for accounting purposes and not Insight Management Corporation, which was the legal acquirer. Accordingly, as legal acquirer the Company retained its name as Insight Management Corporation, although all historic information presented in the accompanying financial statements is that of the accounting acquirer, Microresearch Corporation.

Upon effecting the reverse merger, the Company’s business plan became that of Microresearch Corporation, which is to acquire and development oil and gas services businesses in the energy industry. On June 30, 2009, the Company commenced operations in this industry by acquiring Rebel Testing, Inc. (“RTI”) in a purchase transaction (Note 6). RTI is a Wyoming-based company providing servicing and maintenance of natural gas wells for customers located in the greater Rocky Mountain region since 1991. On March 2, 2010, Insight and RTI terminated the stock purchase agreement, whereupon Insight re-entered a development stage without an operating subsidiary which was treated for accounting purposes as a deconsolidation retroactively to October 1, 2009 (see Note 7), the date at which Insight effectively lost control of its subsidiary.

2.	Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Insight Management Corporation and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation. Revenues and expenses of acquired companies are included as of the effective date of acquisition, and are excluded as of the effective date of deconsolidation.

Development Stage Operations
Prior to the acquisition of RTI, the Company had presented its financial statements as a development stage company as it had not realized significant revenues. With the acquisition of RTI on June 30, 2009, the Company exited development stage status and discontinued the financial statement presentation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” However, upon deconsolidation of RTI, the Company re-entered the development stage effective October 1, 2009 and thus re-implemented the reporting requirements of ASC Topic 915 as of that date (see Note 7).

The following significant accounting policies relate substantially to the operations of RTI during the period from its acquisition on June 30, 2009 through September 30, 2009, after which it was deconsolidated from the Company (see Note 7):

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

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2009 or December 31, 2008.

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

Goodwill/Intangible Asset Valuation
Goodwill represents the excess of acquisition cost over the assigned fair value of the assets acquired, less liabilities assumed. Goodwill is tested for impairment annually at the same date every year and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist, in accordance with procedures outlined in FASB ASC Topic 350, “Intangibles - Goodwill and Other.” The Company’s annual testing date is December 31.

Finite-lived acquired intangible assets are amortized on a straight-line method over the estimated lives of the assets. The intangible assets consist of customer relationships being amortized over a 15 year period, trade name being amortized over a 20 year period and non-compete agreements being amortized over a 5 year periods. Management evaluates potential impairment of finite-lived acquired intangible assets when appropriate. The value of the asset is reduced with a charge to impairment loss to the extent it is determined that the carrying value is no longer recoverable based upon the undiscounted cash flows of the asset. At December 31, 2009, the Company has no recorded acquired intangible assets or goodwill due to its loss of control and deconsolidation of RTI effective October 31, 2009 (see Note 7).

Fair Value Measurements
The Company adopted FASB ASC Topic 820, “Fair Value Measurement and Disclosure,” at inception. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosure of fair value measurements. FASB ASC Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The FASB’s ASC Topic 825, “Financial Instruments”, became effective for the Company on January 1, 2008. FASB ASC Topic 825 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date. For the year ended December 31, 2009, there were no applicable items on which the fair value option was elected.

Acquisition Accounting
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combination.” The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires expensing of acquisition-related costs as incurred. FASB ASC Topic 805 was effective for us beginning January 1, 2009 and applies prospectively to business combinations completed on or after that date.

Stock-Based Compensation
The Company records common stock issued for services at the closing market price for the date in which obligation for payment of services is incurred.

3.	Recently Issued Accounting Standards

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

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12 for this additional disclosure.

4.	Fair Value Measurements

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,”as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1. Observable inputs such as quoted market prices in active markets.

•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and

•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of December 31, 2009 or 2008, and as such, had no assets or liabilities that fell into the tiers described above.

5.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. Except for a period in 2009 in which the Company had an operational subsidiary, the Company has operated as a development stage enterprise and does not have an established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, relying on limited private placements of its stock through a Regulation S offering to fund its development activities while incurring significant losses and a working capital deficit.

The Company's ability to continue in existence is dependent upon developing sources of capital to continue its development activities. Management's plan is to raise capital through additional private offerings and financing initiatives, in addition to registering shares to raise equity capital in U.S. and foreign markets. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

6.	Acquisitions

Reverse Merger - Microresearch
On June 29, 2009, the Company acquired through a wholly-owned subsidiary all outstanding common stock of Microresearch Corporation in a reverse triangular merger. Under the merger agreement, Microresearch shareholders were issued 1½ shares of Company common stock in exchange for each outstanding share of Microresearch, resulting in 462,090,734 common shares issued by the Company to effect the acquisition. For accounting purposes, the acquisition has been treated as a recapitalization of Microresearch, with Microresearch as the acquirer. This determination is due to the fact that the previously established public company did not meet the definition of a business. The historical consolidated financial statements prior to June 29, 2009 are those of Microresearch, with capital retroactively adjusted by the common stock exchange ratio established in the merger agreement. We determined this transaction to be a reverse merger because the shareholders of Microresearch own a majority of the shares and voting rights post merger in addition to a majority of the Company’s new management and board of directors positions. The Company elected to change our name and keep the former public company name of Insight Management Corporation.

On March 2, 2010, Insight Management Corporation and Rebel Testing, Inc. (“RTI”) terminated the stock purchase acquisition agreement (“acquisition agreement”) that was signed on March 6, 2009.  See discussion in Note 7.

7. Discontinued Operations

Effective October 31, 2009, the Company was in default of the terms of the RTI Purchase Agreement, not having secured the necessary financing to pay the $2.2 million Unconditional Note due under the Purchase Agreement within 90 days of the RTI closing. On October 6, 2009, the Purchase Agreement was amended to extend the due date of the Unconditional Note to December 31, 2009, whereupon the due date was extended again to February 28, 2010. The Company continued to be unable to meet this deadline and the RTI Sellers formally cancelled the Purchase Agreement on March 2, 2010.

During the note extension periods, the Company pursued the financing necessary to pay the Unconditional Note, believing it would eventually be successful in securing this financing given enough time. However, in light of the slow recovery of the economy from the recession and continued unfavorable conditions in the capital markets, the Company determined it could not meet the February 28, 2010 due date. Unable to provide the RTI Sellers with a definitive timeframe due to the uncertain economic conditions, the RTI Sellers declined to grant any further extensions.

Although formal termination of the Purchase Agreement did not occur until March 2, 2010, for accounting purposes the accompanying financial statements retrospectively reflect the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009. Although the Company continued to actively seek financing throughout the extension periods, nevertheless at the termination date management concluded the conditions causing the delay in securing such financing and which ultimately lead to the formal Purchase Agreement termination during the first quarter of 2010 were present throughout the extension periods, and thus deconsolidation of RTI should occur as of the first default date.

In connection with the RTI deconsolidation, all of the operating assets and liabilities of RTI, totaling $1.2 million in net assets, were transferred to the RTI Sellers.  Goodwill and intangible assets associated with the acquisition totaling $3.6 million were written off. The total RTI acquisition debt of $4.7 million was cancelled as provided for under the terms of the Purchase Agreement. The following schedule shows the assets and liabilities of RTI at September 30, 2009:

Assets of discontinued operations:
Cash	$329,788
Accounts receivable	311,370
Other current assets	8,561
Equipment, net	531,553
$1,181,272
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$18,173
Long-term debt	1,778
19,951

Net assets disposed	$1,161,321

RTI’s income from operations, reported in discontinued operations, for the period June 30, 2009 to September 30, 2009 was $48,971. There were no costs associated with the discontinuance and disposal of RTI. The Company’s loss on the disposal of RTI, also reported in discontinued operations, was $68,971. A reconciliation of the discontinuance transaction to the reported loss on disposal is as follows:

Net assets disposed	$(1,161,321)
Acquisition debt cancelled	4,708,058
Intangible assets/goodwill write-off	(3,615,708)

Loss on disposal of discontinued operation	$(68,971)

8.	Debt

Short-Term Notes Payable – Unrelated Parties
At December 31, 2009, the Company has an unsecured loan with an unrelated company in the amount of $21,000, the principal and accrued interest (6% annual rate) of which was due September 30, 2009. A late charge of 5% interest per annum will be incurred after September 30, 2009, in terms of the loan agreement.

At December 31, 2009, the Company has an unsecured loan due its former subsidiary, RTI, in the amount of $30,296, the principal and accrued interest (6% annual rate) of which is due September 30, 2010. A late charge of 4% interest per annum will be incurred after September 30, 2010, in terms of the loan agreement.

Short-Term Notes Payable – Related Parties
At December 31, 2009, the Company has two unsecured loan with two significant shareholders in the amounts of $6,400 and $6,600, respectively, the principal and accrued interest (6% annual rate) of which were due September 30, 2009. A late charge of 5% interest per annum will be incurred after September 30, 2009, in terms of the loan agreements.

9.	Stockholders’ Deficit

Shares Issued for Cash/Debt Cancellation
During the year ended December 31, 2008, the Company sold 182,160,731 common shares under a Regulation S Stock Purchase Agreement with a foreign placement company dated August 4, 2008. The Company received a total of $413,374 in cash and subscriptions for these shares. During the year ended December 31, 2009, the Company sold 2,109,975 common shares under this Regulation S Stock Purchase Agreement. The Company received a total of $250,310 in cash during the year ended December 31, 2009 for these shares and shares which had been subscribed and issued during the year ended December 31, 2008.

On June 30, 2009, an existing stockholder was issued 7,000,000 common shares in exchange for cancellation of $16,892 in debt and a subscription receivable of $39,340. The total market price of the 7,000,000 shares was $550,000, resulting in a $533,108 loss. The Company recorded this loss as a reduction of additional paid-in capital due to the related party nature of the transaction. The subscription receivable has no payment terms. Subsequent to June 30, 2009, the Company received a total of $39,340 in cash for the subscription receivable.

On July 1, 2009, the Company cancelled 5,250,000 common shares surrendered by former shareholders of Microresearch, for no consideration.

On July 23, 2009, the Company issued 140,000 common shares to the former shareholders of Microresearch as compensation for the assignment of a company with no assets or liabilities. The total market price of the 140,000 shares was $10,599.

On September 4, 2009, a creditor was issued 7,000,000 common shares in exchange for cancellation of $250,000 in debt including interest costs of $35,000. The total market price of the 7,000,000 shares was $250,000.

On December 1, 2009 and December 17, 2009, the Company issued a total of 1,500,000 common shares as compensation for services. The total market price of the shares was $30,000.

Shares Issued for Reverse Merger Acquisition
As disclosed in Note 6, on June 29, 2009 the Company issued 462,090,734 common shares in exchange for all outstanding common shares of Microresearch Corporation in a reverse merger transaction. Historic outstanding shares in the accompanying financial statements have been retroactively adjusted by the common stock exchange ratio established in the merger agreement. As a result of the reverse merger, the Company assumed $97,168 of debt. Insight Management Company had no assets at the time of the reverse merger.

Stock Split
On October 20, 2009, the Company’s Board of Directors approved the increase of authorized shares from 150,000,000 to 1,000,000,000 and a seven-for-one stock split of the Company’s common stock, with no fractional shares, to the shareholders of record as of November 6, 2009, with a distribution date of November 9, 2009. This stock split resulted in the issuance of 441,817 additional shares of common stock and has been accounted for retroactively. At that time, the Company changed the par value of its common stock from $0.001 to $0.00014 per share.

10.Related Party Transactions

The Company paid $10,000 and $29,250 during the year ended December 31, 2009 and 2008, respectively, to shareholders performing development related services.

The Company leased an office facility from a company owned by the management of its former subsidiary, RTI, under a month-to-month arrangement with no terms. $12,000 was paid for rent during the three months ended September 30, 2009, which covered the period since the RTI acquisition occurred on June 30, 2009. This lease arrangement was no longer in effect as of December 31, 2009 due to the discontinuance of RTI as a subsidiary (see Note 7).

During the year ended December 31, 2009, the former shareholders of Microresearch were issued 140,000 shares, with a market price $10,599, as compensation for the assignment of a company with no assets or liabilities.

During the year ended December 31, 2009, a shareholder paid outstanding accounts payable invoices on behalf of the Company totaling $35,460. There is no agreement to repay this shareholder and the Company recorded this transaction as a non-cash additional capital.

The Company owes two significant shareholders loans totaling $13,000 at December 31, 2009 (see Note 8).

11.Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Current income tax provisions are made based on taxable income reported to federal and state taxing authorities. Deferred tax assets, including tax loss and credit carry-forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2009 and 2008, the Company has a deferred tax asset approximating $423,285 and $145,310, respectively, which consists entirely of federal and state net operating losses generated by the current period tax losses. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance for the full amount of the deferred tax benefit because the Company does not have a history of taxable earnings and is a development stage enterprise. Additionally, the reconciliation of the Company’s current tax benefit from 34% for federal tax rate to 0% for book purposes consists entirely of the change in the valuation allowance.

Management has determined that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in its 2009 income tax return. No income tax returns are currently under examination. The statute of limitations on the Company’s income tax returns remains open for returns covering years ended on or after December 31, 2006. The Company does not expect the total amount of unrecognized tax benefits (e.g. tax deductions, exclusions, or credits claimed or expected to be claimed) to significantly increase in the next twelve months. The Company does not have any amounts accrued for interest and penalties related to unrecognized tax benefits at December 31, 2009, and it is not aware of any claims for such amounts by federal or state income tax authorities.

12.Subsequent Events

On January 29, 2010, the Company executed an unsecured loan agreement with a shareholder for working capital in the amount of $15,000, the principal and accrued interest (6% annual rate) of which is due July 31, 2010. A late charge of 4% interest per annum will be incurred after August 31, 2010, in terms of the loan agreement.

On February 11, 2010, the Company executed an unsecured loan agreement with its CEO for working capital in the amount of $10,000, the principal and accrued interest (6% annual rate) of which is due May 12, 2010. A late charge of 4% interest per annum will be incurred after May 12, 2010, in terms of the loan agreement.

On March 2, 2010 the RTI Sellers formally terminated its Purchase Agreement with the Company (see Note 7). The resulting deconsolidation of RTI has been retrospectively recorded as of October 1, 2009 (see Note 7).

We evaluated subsequent events through the date and time the consolidated financial statements were issued on May 3, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountants.  At no time have there been any disagreements regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal controls over financial reporting discussed immediately below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

Identified Material Weaknesses

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weaknesses during its assessment of our internal control over financial reporting as of December 31, 2009:

•
Policies and Procedures for the Financial Close and Reporting Process — Currently there are no written policies or procedures that clearly define the roles in the financial close and reporting process.  The various roles and responsibilities related to this process should be defined, documented, updated and communicated.  Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

•
Accounting and Finance Personnel Weaknesses — Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties throughout the financial reporting processes.  Due to the pervasive nature of this issue, the lack of segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes

•
Lack of functioning Audit Committee — Currently the company does not have an audit committee and did not have sufficient ongoing oversight by a committee resulting in ineffective oversight in establishing and monitoring of required financial reporting internal control procedures.

Management’s Remediation Initiatives

In light of the foregoing, we plan to implement a number of remediation measures to address the material weaknesses described above.  These organizational and process changes will improve our internal controls environment.  The changes made through the date of the filing of this 10-K includes our retention of an outside Certified Public Accounting firm to assist us in the evaluation and testing of our internal control system and to identify improvement opportunities related to our accounting and financial reporting processes in order to streamline and improve the effectiveness of these processes.  The Company's remediation plans include complete implementation and execution of controls and procedures identified in management's assessment of the entity level, financial reporting and other process level controls.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness.  The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management plans to appoint an Audit Committee financial expert and have specified audit committee meetings that ensure ongoing oversight by a committee.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level in conjunction with our Board of Directors.  We also plan to take additional steps to elevate Company awareness about, and communication of, these important issues through formal channels such as Company meetings, departmental meetings, and training.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

 Conclusion

As a result of management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and the identification of the material weakness set forth above, management has concluded that our internal control over financial reporting is not effective.  It is reasonably possible that, if not remediated, the material weaknesses noted above, could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.  In light of the identified material weakness and the conclusion that our internal control over financial reporting is not effective, management will take the remediation initiatives set forth above.

Changes in Internal Control Over Financial Reporting

The changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting are detailed above in management’s remediation initiatives.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and officers of the Company are listed below with information about their respective backgrounds.  Each Director is elected to serve a one year term, until the next annual meeting of the shareholders or until their successor is elected (or appointed) and qualified.  Our officers are appointed by our board of directors and hold office until removed by the board.

 Our executive officers and directors and their ages as of December 31, 2009 is as follows:

NAME	AGE	POSITION
Jennifer Rapacki	52	CEO/President/Treasurer/Director
Matthew Maza	33	Secretary/Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Jennifer Rapacki, 52, President/CEO/Director. Ms. Rapacki has both a technical engineering background with a degree in Mechanical Engineering from Purdue University, as well as business knowledge due to a MBA degree from the University of Phoenix. Consequentially, she understands the operational business side, is able to support with trouble shooting, to resolve technical problems and to complement the long-term processes to maintain and expand competitive edges. Additionally, the business background enables optimization potential by enhancing capital structures, mediating potential cooperation partners to create synergies and implement her involvement and commitment to the company. With her experience of over 20 years in the corporate world working for Fortune 500 companies, she combines many aspects for creating sustainable business success.

Matthew Maza, 33, Secretary/Director. Mr. Maza is an attorney admitted to practice law in the State of Washington. He has extensive experience in the securities in regards to drafting private offering disclosures, acquisition/merger agreements, and stock subscription agreements. In addition he has extensive securities research background in the areas of NASD/SEC rule violations pertaining to fraud, unsuitability and other issues. He has researched globalization issues in various fields of study with a focus on trade related intellectual property. He has performed a Compliance Research Internship with the National Association of Securities Dealers Regulation (NASD). Mr. Maza graduated with a B.S. degree in Molecular Biology from University of Washington; has a B.S. degree in Economics from University of Washington; an M.B.A. degree from Seattle University Albers School of Business & Economics; a J.D. degree from Seattle University School of Law; and a LL.M. in Taxation from the University of Washington.

On March 30, 2010 Jennifer Rapacki, President/CEO of the registrant, received a letter from the majority shareholder requesting the resignations of the existing board members and approving the election of new board members: Kevin Jasper and Stephen Vlahos.

Effective as of April 1, 2010 the Board of Directors of the Registrant accepted the Resignation of Matthew Maza as a Director and Secretary of the registrant and its subsidiaries. Effective as of April 2, 2010 the Board of Directors of the Registrant accepted the Resignation of Jennifer Rapacki as a Director of the registrant.

Effective as of April 14, 2010, Kevin Jasper has been appointed by our Board of Directors to the position of Secretary.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Director Compensation

Our directors receive no compensation for their services as director at this time.

Director and Officer Insurance

The Company does not have directors and officers (“D & O”) liability insurance at this time.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers in their positions.

Name and Principal Position	Year	Salary		Bonus		Stock Awards ($)	Option Awards ($)	Totals ($)
Jennifer Rapacki, CEO/President/Treasurer/Director	FY 2009	$90,000	(1)	30,000	(2)	N/A	N/A	$120,000
Matthew Maza, Secretary/Director	FY 2009	$74,378	(3)	N/A		N/A	N/A	$74,378

(1)	Ms. Rapacki has been paid $27,500. The remainder of the compensation is deferred and accrued until operational cash flow improves.

(2)	Ms. Rapacki’s bonus of $30,000 is deferred and accrued until operational cash flow improves.

(3)	Matthew Maza is paid as the company counsel and the fees indicated above have been deferred and accrued until operational cash flow improves.

Employment Agreements

President/CEO Employment Agreement

Effective June 29, 2009, Insight Management Corporation entered into an employment agreement with Ms. Rapacki with an annual base salary of $130,000.  Executive shall also be entitled to a bonus determined at the sole discretion of the Board of Directors, 15 days vacation per year and participation in the Company’s Stock Option Plan.  The agreement provides that upon termination of the executive’s employment by the company for any reason other than for cause, or if the executive terminated her employment for good reason, the executive would be entitled to a lump sum payment equal to 1 year of base salary.

Issuance of Bonus

On July 15, 2009, the Board of Directors of the Company’s subsidiary, Microreseach Corporation, approved a $30,000 performance bonus for Microresearch President, Jennifer Rapacki, in consideration for the excellent performance of negotiating and closing the Rebel Testing, Inc. acquisition and closing the merger with Insight Management. The performance bonus completes all monetary compensation due to Ms. Rapacki, as President of Microresearch Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We have no parents. We have one class of equity securities, our Common Stock. The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common Stock	Jennifer Rapacki 1130 East Clark Ave. #150-286 Orcutt, CA 93455	- 0 -	--%

Common Stock	Matthew Maza 1130 East Clark Ave. #150-286 Orcutt, CA 93455	- 0 -	--%

Common Stock	Cede & Co Depository Trust Company PO Box 222 Bowling Green Station New York, NY 10274	84,381,250	16.32%

Common Stock	Tech Development LLC Natsui GF Irrevocable Trust 408 West 57th Street, Suite 8E New York, NY 10019 Attention: Edward J. da Parma, Trustee	315,044,772	60.94%

The percent of class is based on 516,953,806  shares of common stock and outstanding on December 31, 2009.

All Officers and Directors as a group (2 Persons)

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ISSUANCE OF STOCK

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For our fiscal year ended December 31, 2009 and 2008, we were invoiced approximately $69,631 and $42,605, respectively for professional services rendered for the audit of the Company’s annual statements and reviews of interim quarterly financial statements included in the Company’s Forms 10-Qs in 2009.

Audit Related Fees

Additional audit fees were invoiced in 2009 of $31,284 for professional services rendered related to the PCAOB audit of Rebel Testing, Inc.  In addition, we were invoiced $14,350 in 2008 for professional services rendered for acquisitions.

Tax Fees

For our fiscal year ended December 31, 2009, we were invoiced approximately $4,310 for professional services performed related to preparation of the 2008 tax returns.  There were no tax preparation fees invoiced from our principal accountant for the year ended December 31, 2008.

All Other Fees

The Company incurred no additional expenses in this area for 2009 and 2008.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2009 and 2008 were approved by the entire Board of Directors.

ITEM 15.  EXHIBITS

Index to Exhibits

3.1(1)	Articles of Incorporation of the Company

3.2 (1)	By-Laws of the Company

10.1 (1)	President/CEO Employment Agreement, dated June 29, 2009

31.1 (2)	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted, pursuant to section 906 of the Sarbanes-Oxley act of 2002

(1)	Previously Filed

(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Management Corporation has duly caused this Report to be signed on behalf of the undersigned thereunto duly authorized on May 4, 2010.

Insight Management Corporation

By:	/s/ Jennifer Rapacki
Jennifer Rapacki
Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on May 3, 2010.

Signature	Title	Date

/s/ Jennifer Rapacki	Chief Executive Officer, President	May 4, 2010
Jennifer Rapacki