Form 10-Q
period 2010-03-31
Insight Management Corp
filed 2010-05-13
CIK 1400876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

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

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.00014 par value	516,953,806	May 13, 2010

TABLE OF CONTENTS

Insight Management Corporation

PART I - FINANCIAL INFORMATION

 ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$250	$3,273
Total current assets	250	3,273

EQUIPMENT, net of accumulated depreciation	4,050	4,330

TOTAL ASSETS	$4,300	$7,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$377,159	$313,855
Accounts payable - related party	5,000	5,000
Short-term notes payable	51,296	51,296
Short-term notes payable - related parties	38,000	13,000
Total current liabilities	471,455	383,151

STOCKHOLDERS' DEFICIT:
Common stock, $0.00014 par value; 1,000,000,000 shares
authorized, 516,953,806 shares issued and outstanding	72,374	72,374
Additional paid-in capital	890,732	875,732
Accumulated deficit	(1,184,056)	(1,184,056)
Deficit accumulated during re-entry to development stage	(246,205)	(139,598)
Total stockholders' deficit	(467,155)	(375,548)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,300	$7,603

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(unaudited)

			Re-entry to
			Development Stage
			(October 1, 2009)
			Through
	Three Months Ended March 31,		March 31, 2010
	2010	2009	(Note 2)
REVENUES	$-	$-	$-
Total revenues	-	-	-

COSTS AND EXPENSES:
Consulting fees	15,263	81,550	25,263
Consulting fees - related party	-	5,000	-
Compensation	36,702	28,143	82,980
Contracted labor	-	15,000	21,050
Professional fees	36,436	28,500	85,546
Other operating expenses	5,193	10,571	18,110
Depreciation and amortization	280	413	523

Total cost and expenses	93,874	169,177	233,472

OTHER INCOME (EXPENSE):
Interest expense	(12,733)	-	(12,733)

NET (LOSS)	$(106,607)	$(169,177)	$(246,205)

BASIC AND DILUTED NET (LOSS) PER COMMON
SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	516,953,806	505,040,389

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
 (unaudited)

						Deficit
						Accumulated
			Stock	Additional		During Re-entry to
	Common Stock		Subscription	Paid-In	Accumulated	Development Stage
	Shares	Amount	Receivable	Capital	Deficit	(Note 2)	Total
Balances, October 1, 2009 -
re-entry to development stage	515,453,806	$72,164	$(24,340)	$810,482	$(1,184,056)	$-	$(325,750)

Payment of subscription
receivable	-	-	24,340	-	-	-	24,340

Shareholder contribution	-	-	-	35,460	-	-	35,460

Shares issued for services	1,500,000	210		29,790	-	-	30,000

Net loss	-	-	-	-	-	(139,598)	(139,598)

Balances, December 31, 2009	516,953,806	$72,374	$-	$875,732	$(1,184,056)	$(139,598)	$(375,548)

Shareholder contribution	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(106,607)	(106,607)

Balances, March 31, 2010	516,953,806	$72,374	$-	$890,732	$(1,184,056)	$(246,205)	$(467,155)

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Re-entry to
			Development Stage
			(October 1, 2009)
			Through
	Three Months Ended March 31,		March 31, 2010
	2010	2009	(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(106,607)	$(169,177)	$(246,205)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for services	-	-	30,000
Depreciation and amortization	280	413	523
Change in operating assets and liabilities:
Accounts payable and accrued expenses	63,304	30,317	119,622
NET CASH USED BY OPERATING ACTIVITIES	(43,023)	(138,447)	(96,060)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(250)
NET CASH USED BY INVESTING ACTIVITIES	-	-	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	-	-	30,296
Proceeds from short-term notes payable - related parties	25,000	-	25,000
Receipts from stock stock subscription receivable	-	127,045	24,340
Shareholder contribution	15,000	-	15,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	127,045	94,636

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,023)	(11,402)	(1,674)
CASH AND CASH EQUIVALENTS, beginning of period	3,273	16,759	1,924

CASH AND CASH EQUIVALENTS, end of period	$250	$5,357	$250

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:
Short-term note payable assigned to related parties	$-	$-	$13,000

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an intergral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
        (A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Insight Management Corporation (the “Company”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Certain amounts in the 2009 financial statements have been reclassified in order to conform with 2010 financial statement presentation.

Significant Accounting Policies

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at March 31, 2010 or December 31, 2009.

Property and Equipment
Property and equipment are recorded at cost. Depreciation is computed using straight-line method based on the estimated useful lives of the related assets, generally ranging from three to seven years.

2. Development Stage Operations

Prior to the previously reported acquisition of Rebel Testing, Inc. (“RTI) on June 30, 2009, the Company had presented its financial statements as a development stage company as it had not realized significant revenues. With the acquisition of RTI, the Company exited development stage status and discontinued the financial statement presentation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.” However, upon the loss of control and deconsolidation of RTI effective October 1, 2009, the Company re-entered the development stage effective October 1, 2009 and thus re-implemented the reporting requirements of ASC Topic 915 as of that date (see Note 5).

3.	Recently Adopted and Issued Accounting Standards

Adopted
Effective January 1, 2010, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the Securities and Exchange Commission (“SEC”) is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the financial statements.

Issued
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the financial statements.

4.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. Except for a period in 2009 in which the Company had an operational subsidiary, the Company has operated as a development stage enterprise and does not have an established ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, relying on limited private placements of its stock through a Regulation S offering to fund its development activities while incurring significant losses and a working capital deficit.

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

5. Discontinued Operations

As previously reported, on March 2, 2010, the RTI Sellers formally cancelled the RTI Stock Purchase Agreement with the Company dated June 30, 2009, due to the Company defaulting on the Purchase Agreement terms as of September 30, 2009 and subsequent extensions granted by the Sellers through modifications of the Purchase Agreement beginning October 1, 2009. Although formal termination of the Purchase Agreement did not occur until March 2, 2010, for accounting purposes the Company retrospectively recognized the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009. Accordingly, there were no effects from this discontinued operation during the three month period ended March 31, 2010.

6.	Fair Value Measurements

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

●	Level 1. Observable inputs such as quoted market prices in active markets.
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of March 31, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

The Company’s cash and cash equivalents, accounts payable, and short term notes payable fair values approximates their carrying amounts due to their current maturities as of March 31, 2010.

7.	Debt

Short-Term Notes Payable
At March 31, 2010, the Company has an unsecured loan with a company in the amount of $21,000, the principal and accrued interest (6% annual rate) of which was due September 30, 2009. After September 30, 2009, an additional late charge of 5% accrues on the outstanding balance.

At March 31, 2010, the Company has an unsecured loan due its former subsidiary, RTI, in the amount of $30,296, the principal and accrued interest (6% annual rate) of which is due September 30, 2010. After September 30, 2010, an additional late charge of 4% accrues on the outstanding balance.

Short-Term Notes Payable – Related Parties
At March 31, 2010, the Company has two unsecured loans with two significant shareholders in the amounts of $6,400 and $6,600, respectively, the principal and accrued interest (6% annual rate) of which were due September 30, 2009. An additional late charge of 5% accrues on the outstanding balance after the due date.

On January 29, 2010, the Company executed an unsecured loan agreement with a shareholder for working capital in the amount of $15,000, the principal and accrued interest (6% annual rate) of which is due July 31, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after August 31, 2010.

On February 11, 2010, the Company executed an unsecured loan agreement with its CEO for working capital in the amount of $10,000, the principal and accrued interest (6% annual rate) of which is due May 12, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after the due date.

8.	Related Party Transactions

At March 31, 2010, the Company owed a shareholder $5,000 for development and marketing related services. On January 29, 2010, the Company executed a short-term unsecured note payable for $15,000 with this shareholder (see Note 7).

The Company owes two significant shareholders unsecured loans totaling $13,000 at March 31, 2010 (see Note 7).

On February 11, 2010, the Company executed an unsecured loan agreement with its CEO for working capital in the amount of $10,000 (see Note 7).

9.	Subsequent Events

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements.

In a series of transactions from April 5, 2010 to May 10, 2010, the Company issued four notes to two companies related by common control totaling $30,500 for working capital needs. The notes bear interest at 5%. Subject to conditions specified in the Convertible Promissory Note agreements, the outstanding principal amounts are automatically convertible to common shares at the maturity date, the number of which is equal to the product of the principal amount at 30% of the average closing market price of the three trading days preceding the maturity date. The maturity dates of the notes range from July 15, 2010 to November 15, 2010.

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

The following discussion should be read along with our financial statements as of March 31, 2010, which are included in Item 1 of this document. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

On March 2, 2010, Insight Management Corporation and Rebel Testing, Inc. (“RTI”) terminated the stock purchase acquisition agreement (“acquisition agreement”) that was signed on March 6, 2009.  The continuing slow recovery of the economy from the recession and the overall uncertainty in the business environment greatly impacted Insight Management’s ability to raise capital for the acquisition.  RTI had granted two extensions for the initial payment, December 31, 2009, and February 28, 2010.  Insight Management was not able to secure funding in time to meet the February deadline and could not give RTI a definitive timeframe as to when funding could be secured.  As such, RTI declined to grant a third extension of the payment date.  As presented in the company’s 2009 year end 10-K filing, for accounting purposes the 10-K financial statements retrospectively reflected the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009.  Therefore, the Company re-entered the Development Stage as of October 1, 2009.  In connection with the RTI deconsolidation, all of the RTI assets were transferred to the RTI Sellers and the acquisition debt was cancelled as provided for under the terms of the Purchase Agreement.

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

Strategic Plan

Insight Management has a three step approach to value creation:

1.
Find and negotiate the acquisition of small to midsize oil and gas companies that have strong financial track records and experienced management. Insight Management has a method of identifying and securing acquisitions that meet the following criteria:

●	Solid growth history
●	Profitable
●	Opportunity to increase profits
●	Strong management team willing to stay on board for a minimum of three years
●	Little or no debt on the books

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

RESULTS OF OPERATIONS:  Three months ended March 31, 2010 and March 31, 2009

Revenues –

The Company recorded no revenues for the three months ended March 31, 2010 and 2009.

Operating Expenses –

Operating expenses for the three months ended March 31, 2010 and 2009 were $93,874 and $169,177, respectively, a decrease of $75,303 or 45%. This decrease was primarily due to the decrease in consulting fees of $86,550 in the three months ended March 31, 2009 versus $15,263 in the same period for 2010. During this period in 2009, the Company was extensively engaged in its development activities with a pending reverse merger with Microresearch Corporation and an acquisition in progress with Rebel Testing, Inc., requiring more consulting services by the Company. Development activities were significantly reduced during the first quarter of 2010 due to inadequate working capital.

Interest Expense –

For the three months ended March 31, 2010 and 2009, the Company recorded interest expense in the amount of $12,733 and $0, respectively. Interest charges during the first quarter of 2010 were from outstanding working capital loans obtained by the Company beginning in the third quarter of 2009, and finance charges incurred from overaged accounts payable.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash of $250 and a working capital deficit of $471,205. Cash used by operations was $43,023 for the three months ended March 31, 2010 versus $138,447 in the same period in 2009. The use of cash for operations in the first quarter of 2009 was financed by residual receipts of $127,045 from a Regulation S stock offering, whereas the reduced operations for the same period in 2010 have been financed by loans and capital contributions from shareholders and an officer totaling $40,000.

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

The Company presently has inadequate cash reserves and sources for further working capital to fund its expenses over the next twelve months. As a development stage entity the Company’s ability to meet its obligations and continue as a going concern is dependent upon raising new capital through advances from current shareholders, issuing equity securities to existing and new shareholders, and exploring private equity and debt financing opportunities. The Company will also consider opportunities to seek a business combination with an operating or development stage business in a related or unrelated industry, which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a business combination with another entity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

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

INSIGHT MANAGEMENT CORPORATION

Date: May 13, 2010	By:	/s/ Jennifer Rapacki
Jennifer Rapacki
Chief Executive Officer
(Principal Executive Officer)