Form 10-Q
period 2010-06-30
Insight Management Corp
filed 2010-08-17
CIK 1400876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
or

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

408 W. 57th Street, Suite 8E, New York, NY 10019
866-787-3588
(Address of principal executive offices)

1130 E. Clark Ave. Ste. 150-286, Orcutt, CA 93455
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

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.00014 par value	516,953,806	August 13, 2010

2

TABLE OF CONTENTS
Insight Management Corporation

Part I - Financial Information

Item 1.	Unaudited Financial Statements	3

	Balance Sheets	3

	Statements of Operations	2

	Statements of Changes in Stockholders’ Deficit	3

	Statements of Cash Flows	4

	Notes to Unaudited Financial Statements	6

Item 2	Management's Discussion and Analysis or Plan of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

Part II - Other Information

Item 1.	Legal Proceedings	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

PART I - FINANCIAL INFORMATION

 ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
---------------
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26	$3,273
Other current assets	1,773	-
Total current assets	1,799	3,273

EQUIPMENT, net of accumulated depreciation	-	4,330

TOTAL ASSETS	$1,799	$7,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$508,200	$313,855
Accounts payable - related party	5,000	5,000
Short-term notes payable	61,296	51,296
Short-term notes payable - related party	28,000	13,000
Convertible notes payable - related party	30,500	-
Total current liabilities	632,996	383,151

STOCKHOLDERS' DEFICIT:
Common stock, $0.00014 par value; 1,000,000,000 shares
authorized, 516,953,806 shares issued and outstanding	72,374	72,374
Additional paid-in capital	890,732	875,732
Accumulated deficit	(1,184,056)	(1,184,056)
Deficit accumulated during re-entry to development stage	(410,247)	(139,598)
Total stockholders' deficit	(631,197)	(375,548)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,799	$7,603

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

					Re-entry to
					Development Stage
					(October 1, 2009)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30, 2010
	2010	2009	2010	2009	(Note 2)

REVENUES	$-	$-	$-	$-	$-
Total revenues	-	-	-	-	-

COSTS AND EXPENSES:
Consulting fees	50,000	21,000	65,263	102,550	75,263
Consulting fees - related party	-	5,000	-	10,000	-
Compensation	56,516	30,799	93,218	58,942	139,496
Contracted labor	-	29,200	-	44,200	21,050
Professional fees	39,254	42,153	75,690	70,633	124,800
Other operating expenses	6,048	9,115	11,241	19,703	24,158
Loss on disposal of equipment	1,825	1,453	1,825	1,453	1,825
Depreciation and amortization	145	285	425	699	668
Total cost and expenses	153,788	139,005	247,662	308,180	387,260

OTHER INCOME (EXPENSE):
Interest expense	(10,254)	(1,018)	(22,987)	(1,018)	(22,987)

NET (LOSS)	$(164,042)	$(140,023)	$(270,649)	$(309,198)	$(410,247)

BASIC AND DILUTED NET (LOSS) PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	516,953,806	502,380,672	516,953,806	493,261,195

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

						Deficit
						Accumulated
			Stock	Additional		During Re-entry to
	Common Stock		Subscription	Paid-In	Accumulated	Development Stage
	Shares	Amount	Receivable	Capital	Deficit	(Note 2)	Total
Balances, October 1, 2009 -
re-entry to development stage	515,453,806	$ 72,164	$ (24,340)	$ 810,482	$ (1,184,056)	$ -	$ (325,750)

Payment of subscription
receivable	-	-	24,340	-	-	-	24,340

Shareholder contribution	-	-	-	35,460	-	-	35,460

Shares issued for services	1,500,000	210	-	29,790	-	-	30,000

Net loss	-	-	-	-	-	(139,598)	(139,598)

Balances, December 31, 2009	516,953,806	$ 72,374	$ -	$ 875,732	$ (1,184,056)	$ (139,598)	$ (375,548)

Shareholder contribution	-	-	-	15,000	-	-	15,000

Net loss	-	-	-	-	-	(270,649)	(270,649)

Balances, June 30, 2010	516,953,806	$ 72,374	$ -	$ 890,732	$ (1,184,056)	$ (410,247)	$ (631,197)

The accompanying notes are an integral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Re-entry to
			Development Stage
			(October 1, 2009)
	Six Months Ended		Through
	June 30,		June 30, 2010
	2010	2009	(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,649)	$(309,198)	$(410,247)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of subscription receivable	-	3,100	-
Loss on disposal of equipment	1,825	1,453	1,825
Shares issued for services	-	-	30,000
Depreciation and amortization	425	699	668
Change in operating assets and liabilities:
Accounts receivable	-	4,938	-
Other current assets	(1,773)	(1,499)	(1,773)
Other non-current assets	-	-	-
Accounts payable and accrued expenses	196,425	84,684	252,743
NET CASH USED BY OPERATING ACTIVITIES	(73,747)	(215,823)	(126,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from acquisitions	-	160,142	-
Purchase of equipment	-	-	(250)
Proceeds from disposal of equipment	-	699	-
NET CASH USED BY INVESTING ACTIVITIES	-	160,841	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	10,000	34,000	40,296
Proceeds from short-term notes payable - related party	15,000	-	15,000
Proceeds from convertible notes payable - related party	30,500	-	30,500
Proceeds from sale of common stock	-	229,766	-
Receipts from stock stock subscription receivable	-	-	24,340
Shareholder contribution	15,000	-	15,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	70,500	263,766	125,136

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,247)	208,784	(1,898)
CASH AND CASH EQUIVALENTS, beginning of period	3,273	16,759	1,924

CASH AND CASH EQUIVALENTS, end of period	$26	$225,543	$26

The accompanying notes are an intergral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

STATEMENTS OF CASH FLOWS (continued)
(unaudited)

			Re-entry to
			Development Stage
			(October 1, 2009)
	Six Months Ended		Through
	June 30,		June 30, 2010
	2010	2009	(Note 2)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:
Accrued expenses retired in exchange for equipment	$2,080	$-	$2,080
Short-term note payable assigned to related parties	-	-	13,000
Accounts payable acquired in reverse merger	-	97,168	-
Non-cash assets acquired/debt assumed from acquisition:
Accounts receivable	-	249,800	-
Other current assets	-	7,661	-
Equipment	-	640,675	-
Identifiable intangible assets	-	2,950,000	-
Goodwill	-	645,764	-
Accounts payable	-	17,809	-
Long term debt - current portion	-	2,234,537	-
Conditional note payable	-	2,401,692	-
Stock issued for debt settlement/stock subscription receivable:
Stock subscription receivable	-	39,340	-
Accounts payable	-	(16,892	-

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an intergral part of these financial statements

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Presentation

Interim Financial Information
The accompanying unaudited consolidated financial statements of Insight Management Corporation (the “Company” or “we”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the accompanying financial statements.

Reclassifications
Certain amounts in the 2009 financial statements have been reclassified in order to conform with 2010 financial statement presentation.

2. Development Stage Operations

Prior to the previously reported acquisition of Rebel Testing, Inc. (“RTI”) on June 30, 2009, the Company had presented its financial statements as a development stage company as it had not realized significant revenues. With the acquisition of RTI, the Company exited development stage status and discontinued the financial statement presentation requirements under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. However, upon the loss of control and deconsolidation of RTI effective October 1, 2009, the Company re-entered the development stage effective October 1, 2009 and thus re-implemented the reporting requirements of ASC Topic 915 as of that date (see Note 5).

3.	Recently Adopted and Issued Accounting Standards

Adopted
Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the financial statements.

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

Issued
In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross Isbasis rather than as one net number). These changes become effective for the Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the financial statements.

4.	Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. Except for a period in 2009 in which the Company had an operational subsidiary, the Company has operated as a development stage enterprise and does not have an established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern, relying on limited private placements of its stock through a Regulation S offering and debt obtained from primarily related parties to fund its development activities while incurring significant losses and a working capital deficit.

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

5. Discontinued Operations

As previously reported, on March 2, 2010, the RTI Sellers formally cancelled the RTI Stock Purchase Agreement with the Company dated June 30, 2009, due to the Company defaulting on the Purchase Agreement terms as of September 30, 2009 and subsequent extensions granted by the Sellers through modifications of the Purchase Agreement beginning October 1, 2009. Although formal termination of the Purchase Agreement did not occur until March 2, 2010, for accounting purposes the Company retrospectively recognized the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009. Accordingly, there were no effects from this discontinued operation during the three and six month period ended June 30, 2010.

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
  develop its own assumptions.

The Company had no assets or liabilities that were measured and recognized at fair value on a non-recurring basis as of June 30, 2010, and as such, had no assets or liabilities that fell into the tiers described above.

7.	Debt

Short-Term Notes Payable
At June 30, 2010, the Company has an unsecured loan with a company in the amount of $21,000, the principal and accrued interest (6% annual rate) of which was due September 30, 2009. After September 30, 2009, an additional late charge of 5% accrues on the outstanding balance.

At June 30, 2010, the Company has an unsecured loan due its former subsidiary, RTI, in the amount of $30,296, the principal and accrued interest (6% annual rate) of which is due September 30, 2010. After September 30, 2010, an additional late charge of 4% accrues on the outstanding balance.

On February 11, 2010, the Company executed an unsecured loan agreement with its (now former) CEO for working capital in the amount of $10,000, the principal and accrued interest (6% annual rate) of which was due May 12, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after the due date.

Short-Term Notes Payable – Related Party
At June 30, 2010, the Company has two unsecured loan with two significant shareholders in the amounts of $6,400 and $6,600, respectively, the principal and accrued interest (6% annual rate) of which were due September 30, 2009. An additional late charge of 5% accrues on the outstanding balance after the due date.

On January 29, 2010, the Company executed an unsecured loan agreement with a shareholder for working capital in the amount of $15,000, the principal and accrued interest (6% annual rate) of which is due July 31, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after August 31, 2010.

Convertible Notes Payable – Related Party
In a series of transactions from April 5, 2010 to May 10, 2010, the Company issued four notes to two companies related by common control totaling $30,500 for working capital needs, as follows:

				Estimated Fair Value of
				Beneficial Conversion
Issue Dates	Interest Rate	Face Value	Due Date	Feature at Issue Date

4/5/10	5%	$ 2,500	10/5/10	$ 2,500
4/13/10	5%	3,000	10/13/10	3,000
4/27/10	5%	12,000	10/27/10	12,000
5/10/10	5%	13,000	11/15/10	13,000
Total		$ 30,500		$ 30,500

Subject to conditions specified in the Convertible Promissory Note agreements, the outstanding principal amounts and accrued interest are convertible to common shares of the Company at any time prior to or after the maturity date, the number of which is equal to the product of the principal amount at 30% of the average closing market price of the three trading days preceding the conversion date.

In accordance with the provisions of FASB ASC Topic 470-20, the Company calculated the aggregate value of the embedded beneficial conversion features in connection with the issuances of the convertible notes, which totaled $30,500. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt, with the fair value of the debt being determined on a relative fair value basis based on the underlying estimated fair values of the common shares issuable on conversion.

In accordance with provisions contained in the Convertible Promissory Note agreements, conversion of the notes are contingent upon a future action required by the Company, in particular the approval of sufficient authorized shares in order to effect the conversion of a note. Should this action not occur, the notes are to be settled in cash. Due to this uncertainty, at issuance the notes were recorded at face value to convertible notes payable. No values for the beneficial conversion feature were recognized. Should the previously described action required by the Company occur for any of the notes, at that time the carrying value of that note will be discounted by the value of the note’s beneficial conversion feature, with the off-setting amount recorded to additional paid-in capital. The note discount will then be amortized to interest expense using the effective yield method over any remaining maturity period of the note.

8.	Related Party Transactions

At June 30, 2010, the Company owed a shareholder $5,000 for development and marketing related services. On January 29, 2010, the Company executed a short-term unsecured note payable for $15,000 with this shareholder (see Note 7).

The Company owes two significant shareholders unsecured loans totaling $13,000 at June 30, 2010 (see Note 7).

During the period April 5, 2010 to August 10, 2010, the Company issued six convertible notes with face values totaling $54,000 to companies related by common control (see Notes 7 and 9).

9.	Subsequent Events

Convertible Notes Payable – Related Party
On July 7, 2010 and August 10, 2010, the Company issued two convertible notes for $16,000 and $7,500, respectively, to a company related by common control for working capital needs. The maturity dates of the notes are December 7, 2010 and February 11, 2010, respectively. Interest rate on both notes is 5%. Subject to conditions specified in the Convertible Promissory Note agreements, the outstanding principal amounts and accrued interest may be converted by the Company or the note holder at any time prior to or after the maturity date to common shares of the Company, the number of which is equal to the product of the principal amount at 30% of the average closing market price of the three trading days preceding the conversion date.

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

The following discussion should be read along with our financial statements as of June 30, 2010, which are included in Item 1 of this document. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

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

Strategic Plan

Insight Management is considering opportunities to combine its business with an operating, development stage company or a combination of the two to provide growth and value to its shareholders. The Company seeks to find and negotiate an acquisition of growth company that meets the following criteria:

●	Solid growth potential
●	Profitable
●	Opportunity to increase profits
●	Strong management team willing to stay on board for a minimum of three years
●	Little or no debt on the books

 RESULTS OF OPERATIONS:  Three months and six months ended June 30, 2010 and June 30, 2009
 Revenues –

The Company recorded no revenues for the three and six months ended June 30, 2010 and 2009.

Operating Expenses –

Operating expenses for the three months ended June 30, 2010 and 2009 were $153,788 and $139,005, respectively, an increase of $14,783 or 11%. Compensation increased in 2010 over 2009 by of $25,717 primarily from a termination bonus payable to our former CEO under her employment agreement upon her resignation in May 2010. Consulting fees, contracted labor, professional fees and other operating expenses declined by a total of $11,166 in the 2nd quarter of 2010 compared to the same period 2009 due to decreased development activities from inadequate of working capital.

Operating expenses for the six months ended June 30, 2010 and 2009 were $247,662 and $308,180, respectively, a decrease of $60,518 or 20%. This change occurred primarily from the net effects of an increase in compensation and significant decrease in consulting/contracted labor in 2010 over the same period in 2009. Compensation in 2010 increased $34,276 over the same period in 2009 substantially from the CEO termination bonus described above. Consulting/Contract labor costs for strategic planning, acquisition, and capital raising development activities were $65,263 in 2010 as compared to $156,750 in 2009, a decrease of $91,487 or 58%. During this period in 2009, the Company was extensively engaged in its development activities with a pending reverse merger with Microresearch Corporation and an acquisition in progress with Rebel Testing, Inc., requiring more consulting and contract labor services by the Company. Development activities were significantly reduced during most of the six months ended June 30, 2010 due to inadequate working capital, and were restarted in the latter part of this period.

Interest Expense –

For the three months ended June 30, 2010 and 2009, the Company recorded interest expense in the amount of $10,254 and $1,018, respectively, an increase of $9,236. For the six months ended June 30, 2010 and 2009, the Company recorded interest expense in the amount of $22,987 and $1,018, respectively, an increase of $21,969. Increased interest charges during both periods for 2010 over that of the same periods in 2009 were from outstanding working capital loans obtained by the Company beginning almost entirely in the 3rd quarter of 2009.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash of $26 and a working capital deficit of $631,997. Cash used by operations was $73,747 for the six months ended June 30, 2010 versus $215,823 in the same period in 2009. The use of cash for operations in the six months ended June 30, 2010 was financed by short-term notes totaling $25,000, convertible notes totaling $30,500, and a shareholder contribution of $15,000. The use of cash for operations in the same period in 2009 was financed by residual receipts of $229,766 from a Regulation S stock offering and a $34,000 short-term note.

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

The Company presently has inadequate cash reserves and sources for further working capital to fund its expenses over the next twelve months. As a development stage entity, the Company’s ability to meet its obligations and continue as a going concern is dependent upon raising new capital through advances from current shareholders, issuing equity securities to existing and new shareholders, and exploring private equity and debt financing opportunities. The Company will also consider opportunities to seek a business combination with an operating or development stage business in a related or unrelated industry, which desires to employ the Company to become a reporting corporation under the Securities Exchange Act of 1934. If it becomes necessary for us to raise additional funds to support normal operations during the next twelve months, we may choose to sell additional common stock, especially if we enter into an agreement to effectuate a business combination with another entity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) who also functions as the Company’s Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Number	Description
31.1(1)
Certification of Chief Executive Officer and Principal Financial Officer of Insight Management Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer and Principal Financial Officer of Insight Management Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

———————
(1)	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

INSIGHT MANAGEMENT CORPORATION

Date: August 13, 2010	By:	/s/ Kevin Jasper
Kevin Jasper
Chief Executive Officer and Principal Financial Officer