Form 10-Q
period 2010-09-30
Insight Management Corp
filed 2010-11-22
CIK 1400876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

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

Large accelerated filer	☐		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.00014 par value	598,443,380	November 19, 2010

TABLE OF CONTENTS

Insight Management Corporation

PART I - FINANCIAL INFORMATION

 ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:
Insight Management Corporation
Consolidated Balance Sheets
For the periods ending September 30, 2010 and December 31, 2009
Unaudited

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$228	$3,273
Other current assets	1,773	-
Total current assets	2,001	3,273
Equipment, net of accumulated depreciation	-	4,330
TOTAL ASSETS	$2,001	$7,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$531,214	$313,855
Accounts payable - related party	5,000	5,000
Short-term notes payable	61,296	51,296
Short-term notes payable - related party	47,000	13,000
Convertible note payable, net of unamortized discount	194,444
Convertible notes payable - related party	20,100	-
Total current liabilities	$859,054	$383,151

STOCKHOLDERS' DEFICIT:

Common stock, $0.00014 par value; 1,000,000,000 shares
authorized, 598,443,380 and 516,953,806 shares issued and
outstanding, respectively	83,783	72,374
Additional paid-in capital	6,037,146	875,732
Accumulated deficit	(1,184,056)	(1,184,056)
Deficit accumulated during re-entry to development stage	(5,793,926)	(139,598)
Total stockholders' deficit	(857,053)	(375,548)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,001	$7,603

                                              The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Operations
For the periods ending September 30, 2010 and 2009 and the period from re-entering the development stage October 1, 2009 through September 30, 2010
Unaudited
					Re-entry to
					Development Stage
					(October 1, 2009)
	Three months ended		Nine months ended		through
	September 30,		September 30,		September 30, 2010
	2010	2009	2010	2009

REVENUES	$-	$588,903	$-	$588,903	$-
Total revenues	-	588,903	-	588,903	-

COSTS AND EXPENSES:
Consulting fees	-	-	65,263	102,550	75,263
Consulting fees - related party	-	-	-	10,000	-
Compensation	27,329	333,949	120,547	392,891	166,825
Contracted labor	-	12,500	-	56,700	21,050
Professional fees	23,900	65,690	99,590	136,323	148,700
Other operating expenses	3,108	139,793	14,349	159,496	27,266
Depreciation and amortization	-	89,464	425	90,163	668
Total cost and expenses	54,337	641,396	300,174	948,123	439,772

OTHER INCOME (EXPENSE):
Interest expense	(196,792)	(111,355)	(219,779)	(112,373)	(219,779)
Loss on settlement of accounts payable	(132,550)		(132,550)		(132,550)
Impairment of intangible asset	(5,000,000)		(5,000,000)		(5,000,000)
Net gains and (losses) on disposals of equipment	-	344	(1,825)	(1,109)	(1,825)
Net other income and expense	(5,329,342)	(111,011)	(5,354,154)	(113,482)	(5,354,154)

NET (LOSS)	$(5,383,679)	$(163,504)	$(5,654,154)	$(472,702)	$(5,793,926)

BASIC AND DILUTED NET (LOSS) PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	574,848,915	510,451,780	537,073,383	507,208,205

The accompanying notes are an integral part of the financial statements.

Insight Management Corporation
Consolidated Statement of Changes In Stockholders’ Deficit
For the period from re-entering the development stage (October 1, 2009 through September 30, 2010)
Unaudited

						Deficit
			Stock			Accumulated
	Common Stock		Subscription	Additional	Accumulated	During Re-entry to
	Shares	Amount	Receivables	Paid-In- Capital	Deficit	Development Stage	Total
Balances, October 1, 2009 -
re-entry to development stage	515,453,806	$72,164	$(24,340)	$810,482	$(1,184,056)	$-	$(325,750)

Payment of subscription receivable	-	-	24,340	-	-	-	24,340

Shareholder contribution	-	-	-	35,460	-	-	35,460

Shares issued for services	1,500,000	210	-	29,790	-	-	30,000

Net loss	-	-	-	-	-	(139,598)	(139,598)

Balances, December 31, 2009	516,953,806	$72,374	$-	$875,732	$(1,184,056)	$(139,598)	$(375,548)

Shareholder contribution	-	-	-	15,000	-	-	15,000

Shares issued for services	72,750,000	10,185	-	135,315	-	-	145,500

Shares issued for convertible debt conversion	8,739,574	1,224	-	11,099	-	-	12,323

Beneficial conversion feature				5,000,000

Net loss	-	-	-	-	-	(5,654,328)	(5,654,328)

Balances, September 30, 2010	598,443,380	$83,783	$-	$6,037,146	$(1,184,056)	$(5,793,926)	$(857,053)

The accompanying notes are an integral part of the financial statements

Insight Management Corporation
Consolidated Statements of Cash Flows
For the nine months ending September 30, 2010 and 2009, and the period from re-entering the development stage (October 1, 2009 through September 30, 2010
Unaudited

			Re-entry to
			Development Stage
	Nine months ended		(October 1, 2009)
	September 30,		through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,654,328)	$(472,702)	$(5,793,926)
Adjustments to reconcile net loss to net cash used by operating activities:
Impairment of subscription receivable	-	3,100	-
Loss on settlement of accounts payable	132,550	-	132,550
Shares issued for services	6,000	10,599	36,000
Loss on disposal of equipment	1,825	1,109	1,825
Amortization of beneficial conversion feature	194,444
Depreciation and amortization	425	90,163	668
Impairment of intangible asset	5,000,000		5,000,000
Change in operating assets and liabilities:
Accounts receivable	-	(56,582)	-
Other current assets	(1,773)	(900)	(1,773)
Other non-current assets	-	-	-
Accounts payable and accrued expenses	226,712	302,646	283,030
NET CASH USED BY OPERATING ACTIVITIES	(94,145)	(122,567)	(147,182)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from acquisitions	-	160,232	-
Purchase of equipment	-	-	(250)
Proceeds from disposal of equipment	-	699	-
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	-	160,931	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term notes payable	10,000	31,267	40,296
Proceeds from short-term notes payable - related party	34,000	-	34,000
Proceeds from convertible notes payable - related party	32,100	-	32,100
Proceeds from sale of common stock	-	245,322	-
Receipts from stock subscription receivable	-	-	24,340
Shareholder contribution	15,000	-	15,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,100	276,589	145,736

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,045)	314,953	(1,696)
CASH AND CASH EQUIVALENTS, beginning of period	3,273	16,759	1,924

CASH AND CASH EQUIVALENTS, end of period	$228	$331,712	$228

Insight Management Corporation
Consolidated Statements of Cash Flows (continued)
For the nine months ending September 30, 2010 and 2009, and the period from re-entering the development stage (October 1, 2009 through September 30, 2010
Unaudited

			Re-entry to
			Development Stage
	Nine months ended		(October 1, 2009)
	September 30,		through
	2010	2009	September 30, 2010
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING
TRANSACTIONS:
Accrued expenses retired in exchange for equipment	$2,080	$-	$2,080
Beneficial conversion feature	5,000,000		5,000,000
Short-term note payable assigned to related parties	-	-	13,000
Accounts payable acquired in reverse merger	-	97,168	-
Non-cash assets acquired/debt assumed from acquisition:
Accounts receivable	-	249,800	-
Other current assets	-	7,611	-
Equipment	-	640,675	-
Identifiable intangible assets	5,000,000	2,950,000	5,000,000
Goodwill	-	654,764	-
Accounts payable	-	17,809	-
Long term debt - current portion	-	2,234,537	-
Conditional note payable	-	2,401,692	-
Stock issued for debt settlement/stock subscription receivable:
Stock issued for conversion of convertible notes payable - related party including accrued interest	12,323	-	12,323
Stock subscription receivable	-	39,340	-
Accounts payable		(16,892)

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statement

INSIGHT MANAGEMENT CORPORATION
(A Development Stage Company)
----------------
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Presentation

Interim Financial Information
The accompanying unaudited consolidated financial statements of Insight Management Corporation (the “Company” or “we”) have been prepared in accordance with principles generally accepted in the United States of America for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Subsequent Events
We have evaluated subsequent events and transactions for potential recognition or disclosure in the accompanying financial statements.

Reclassifications
Certain amounts in the 2009 financial statements have been reclassified in order to conform to 2010 financial statement presentation.

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

3. Acquisition of Simply Constructed

On September 24, 2010, the Company acquired Simply Constructed, Inc., a Wyoming corporation, for $5,000,000.  The Company issued the shareholder of Simply Constructed a Convertible Promissory Note with a beneficial conversion feature due April 1, 2011 at an interest rate of 6% per annum.  Subject to conditions specified in the Convertible Note agreement the outstanding principal amount and accrued interest are automatically convertible to common shares of the Company at the maturity date, limited to not more than 4.9% of the then total issued and outstanding shares of the Company, the number of which is equal to the product of the principal amount at 30% of the average closing bid price of the three trading days preceding the conversion date.  In return, the Company acquired 100% of the issued and outstanding shares of Simply Constructed, including all rights to its currently pending patent application, and green energy lines of business. As of September 30, 2010, the Company has recorded an impairment loss of $5,000,000 on the intangible asset acquired.

4.	Recently Adopted and Issued Accounting Standards

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

6. Discontinued Operations

As previously reported, on March 2, 2010, the RTI Sellers formally cancelled the RTI Stock Purchase Agreement with the Company dated June 30, 2009, due to the Company defaulting on the Purchase Agreement terms as of September 30, 2009 and subsequent extensions granted by the Sellers through modifications of the Purchase Agreement beginning October 1, 2009. Although formal termination of the Purchase Agreement did not occur until March 2, 2010, for accounting purposes the Company retrospectively recognized the loss of control and deconsolidation of RTI as effective upon the Company’s first default of the Purchase Agreement on October 1, 2009. Accordingly, there were no effects from this discontinued operation during the three and nine month period ended September 30, 2010.

7.	Fair Value Measurements

The Company adopted certain provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” as of April 1, 2009, to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. Under FASB ASC Topic 820, based on the observability of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

8.	Debt

Short-Term Notes Payable

At September 30, 2010 the Company has an unsecured loan with a company in the amount of $21,000, the principal and accrued interest (6% annual rate) of which was due September 30, 2009. After September 30, 2009, an additional late charge of 5% accrues on the outstanding balance.

At September 30, 2010 the Company has an unsecured loan due its former subsidiary, RTI, in the amount of $30,296, the principal and accrued interest (6% annual rate) of which is due September 30, 2010. After September 30, 2010, an additional late charge of 4% accrues on the outstanding balance.

On February 11, 2010, the Company executed an unsecured loan agreement with its (now former) CEO for working capital in the amount of $10,000, the principal and accrued interest (6% annual rate) of which was due May 12, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after the due date.

Short-Term Notes Payable – Related Party

At September 30, 2010, the Company has two unsecured loans with two significant shareholders in the amounts of $6,400 and $6,600, respectively, the principal and accrued interest (6% annual rate) of which were due September 30, 2009. An additional late charge of 5% accrues on the outstanding balance after the due date.

At September 30, 2010, the Company has three unsecured loans with three significant shareholders in the amount of $19,000, the principal and accrued interest (5% annual rate) of which are due October 31, 2010.

On January 29, 2010, the Company executed an unsecured loan agreement with a shareholder for working capital in the amount of $15,000, the principal and accrued interest (6% annual rate) of which is due July 31, 2010. A late charge of 4% interest per annum will be incurred on any outstanding balance after August 31, 2010.

Convertible Notes Payable – Related Party
In a series of transactions from April 5, 2010 to May 10, 2010, the Company issued notes to two companies related by common control totaling $32,100 for working capital needs, as follows:

Issues Dates	Interest Rate	Face Value	Due Date

4/5/2010	5%	$2,500	10/25/2010
4/13/2010	5%	3,000	10/13/2010
4/27/2010	5%	12,000	10/27/2010
5/10/2010	5%	13,000	11/15/10
8/11/2010	5%	1,600	02/11/11
Total face value of notes		32,100

Subject to conditions specified in the Convertible Promissory Note agreements, the outstanding principal amounts and accrued interest are automatically convertible to common shares of the Company at the maturity date, the number of which is equal to the product of the principal amount at 30% of the average closing market price of the three trading days preceding the conversion date.

In accordance with provisions contained in the Convertible Promissory Note agreements, conversion of the notes are contingent upon a future action required by the Company, in particular the approval of sufficient authorized shares in order to effect the conversion of a note.  Should this action not occur, the notes are to be settled in cash.  Due to this uncertainty, at issuance the notes were recorded at face value to convertible notes payable.  No values for the beneficial conversion feature were recognized.  Should the previously described action required by the Company occur for any of the notes, at that time the carrying value of that note will be discounted by the value of the note’s beneficial conversion feature, with the off-setting amount recorded to additional paid in capital.  The note discount will then be amortized to interest expense using the effective yield method over any remaining maturity period of the note.

On August 17, 2010, the Board of Directors, upon Notice of Conversion, issued 8,739,574 shares of common stock bearing a restrictive legend in full satisfaction of a $12,000 with interest in the amount of 6% per annum, Convertible Promissory Note held by a significant shareholder dated April 27, 2010

Convertible Notes Payable-

On September 20, 2010 the Company acquired Simply Constructed Inc., for $5,000,000.  The Company issued to the sole shareholder of Simply Constructed a Convertible Promissory Note due April 1, 2011 at an interest rate of 6% per annum.  Subject to conditions specified in the Convertible Promissory Note agreement, the outstanding principal amount and accrued interest are automatically convertible to common shares of the Company at the maturity date, limited to not more than 4.9% of the total of the then issued and outstanding shares of the corporation, the number of which is equal to the product of the principal amount at 30% of the average closing market price of the three trading days preceding the conversion date.

In accordance with the provisions of FASB ASC Topic 470-20, the Company calculated the aggregate value of the embedded beneficial conversion features in connection with the issuances of the convertible notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt, with the fair value of the debt being determined on a relative fair value basis based on the underlying estimated fair values of the common shares issuable on conversion. The embedded beneficial conversion feature was recorded as a contribution to additional paid-in capital of $5,000,000. The resulting debt discounts are being accreted over the term of the notes using the effective interest amortization method. For the nine months ended September 30, 2010, the Company recorded accretion of $194,444 as interest expense in connection with the convertible notes.

9.	Common Stock Transactions

Related Party Transactions

At September 30, 2009, the Company owed a shareholder $5,000 for development and marketing related services. On January 29, 2010, the Company executed a short-term unsecured note payable for $15,000 with this shareholder (see Note 8).

The Company owes two significant shareholders unsecured loans totaling $13,000 at June 30, 2010 (see Note 8).

During the period April 5, 2010 to August 10, 2010, the Company issued six convertible notes with face values totaling $32,100 to companies related by common control (see Notes 8 and 10).

August 17, 2010, the Board of Directors awarded 69,750,000 shares of common stock with a restrictive legend, pursuant to Rule 144 of the Securities and Exchange Act to Executive Support & Services Group, Corp., in settlement of accounts payable. The Company recognized the loss of $132,550, based upon the closing stock price on the date of the grant.

At September 30, 2010, in addition to the 8,739,574 shares issued for debt conversion, the Company issued 3,000,000 shares for services, and a shareholder contribution of $15,000.

10.	Subsequent Events

On October 8, 2010 the Company received a loan of $35,000.00 from Asher Enterprises, Inc. in return for a Convertible Promissory Note subject to 5% simple interest per annum and due and payable nine (9) months after the date of execution to be converted at maturity to 140,000,000 shares of common stock.

On November 3, 2010, the Company entered into a settlement agreement with a stockholder to satisfy a note in the principal amount of $6,600 plus interest of 6% and 5% penalty interest upon default.  The Note defaulted on September 30, 2010.  The agreement calls for the conversion of the total principal and accrued interest to be converted into common shares of the corporation.  The conversion price is 30% of the three-day average bid price on the date of conversion.  To date, the Note has not been converted.

On November 3, 2010, the Company entered into a settlement agreement with a stockholder to satisfy the balance of a note in the amount of $21,000plus interest of 6% per annum and 5% percent per annum penalty interest on default.  The Note defaulted on September 30, 2010.  The agreement calls for the conversion of the total principal and all accrued interest to be converted into common shares of the corporation.  The conversion price is 30% of the three day average bid price on the date of conversion.  To, date the Note has not been converted.

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

The following discussion should be read along with our financial statements as of September 30, 2010, which is included in Item 1 of this document. This discussion contains forward-looking statements about our expectations for our business and financial needs. These expectations are subject to a variety of uncertainties and risks that may cause actual results to vary significantly from our expectations. The cautionary statements made in our Report on Form 10-K should be read as applying to all forward-looking statements in any part of this report.

General

Insight Management Corporation, formerly known as Skreem Records Corporation was an entertainment development, marketing and production company formed in May 2006. Originally the recording and artist management division for an international entertainment media company with multiple hit releases, Skreem Records was formed to continue these operations globally.

As a result of the reverse triangular merger with Micro-research Corporation on June 29, 2009, Insight Management’s core business focus has changed to the energy industry. The Company has a strategic plan for growth through acquisition and functions from the perspective of an engineering firm. This is the nucleolus that directs what acquisitions are made and creates strategic alliances, develops proprietary technology and patents that bring the expertise and ultimately creates the real value for Insight Management. The Company expects to retain the strong management teams in each business unit, capitalizing on their local knowledge of competitors and operating climate, along with their loyal customer relationships.

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

On September 24, 2010 the Company acquired 100% of the issued and outstanding shares of common stock in Simply Constructed, Inc., a Wyoming corporation, thereby creating a wholly-owned subsidiary.

Simply Constructed is engaged in the green technologies engineering with interests in state of the art patented turn-key home pre fabrication, solar nanotechnology systems, alternative fuel conversion technologies, independent energy systems and self- sustained living systems with zero carbon footprints or use of fossil fuels.

The Company is in the developmental stage and plans to engage in the following green enterprises:

1. Construction:                                  Using C-S.S.I.P panels (completed- steel structural insulated panels), a factory manufactured wall system that replaces standard stick framing and batt insulation. It is a solid one piece wall section composed of an all steel welded structural frame that has been pre- configured with all electrical outlets, jacks, communications, DSL, phone etc. within a standard cam locking device connecting the entire home seamlessly.   Imagine panels built with steel and delivered to your building site as a finished product ready to plug and play.

2.  Solar Energy:  The Company is focusing on acquiring and or developing proprietary "Solar Nanotechnology", as well as interests in established solar energy operations. With nanotechnology, tiny solar cells can be printed onto flexible, very thin light-retaining materials, bypassing the cost of silicon production.

The Company is positioning itself to grow with solar technology and is building the future with steel welded cyclone roof panels that incorporate solar nanotechnology and are completely water proof and self-contained, provide 100% self-sufficient electrical power supplies that are free from the power grid, produce "0" emissions and use no fossil fuel. The Company plans to call this division Simply Solar.  Its business objective is simplifying the solar panel while at the same time, increasing its efficiency and diversifying the applications of what a dedicated solar panel could become.

The Company hopes to test and integrate the latest green technologies into pre-fabricated home and living spaces.  It plans to use these green symbiotic technologies to provide cutting edge green construction techniques that will leave no or small carbon footprints.

In furtherance of the Company’s new direction away from fossil fuels to alternative green energy sources, it will begin marketing Photovoltaic Solar Products as dealer and re-seller of Nabisolar International (nabisolar.com) products.  Nabisolar is based in Hawaii and Shanghai where it was founded in 2004 by Arthur Lo. It is a manufacturer of alternative renewable source energy through the use of Photovoltaic panels (Solar Panels).

Provided the Company is able to raise sufficient working capital it plans to begin to market and sell both Simply Constructed homes and Nabisolar products by 1st quarter of 2011.

 RESULTS OF OPERATIONS:  Three months and nine months ended September 30, 2010 and September 30, 2009
 Revenues –

The Company recorded no revenues for the three and nine months ended September 30, 2010 and 2009.

Operating Expenses –

Operating expenses for the three months ended September 30, 2010 and 2009 were $54,337 and $641,396 respectively, a decrease of $587,059.   Compensation decreased in 2010 over 2009 by of $306,620 primarily from a termination bonus payable to our former CEO under her employment agreement upon her resignation in May 2010 and the hiring of a new CEO in July 2010. Consulting fees, contracted labor, and professional fees decreased by a total of $54,290 in the 3rd quarter of 2010 compared to the same period 2009 due to decreased operational activity.

Operating expenses for the nine months ended September 30, 2010 and 2009 were $300,174 and $948,123, respectively, a decrease of $268,024. This change occurred primarily from the net effects of a decrease in compensation and significant decrease in consulting/contracted labor in 2010 over the same period in 2009. Compensation in 2010 decreased $272,344 over the same period in 2009 substantially from the termination of the CEO and Secretary, and of all other administrative staff. Professional fees and consulting/contract labor costs for strategic planning, acquisition, and capital raising development activities were $165,213 in 2010 as compared to $248,873 in 2009, a decrease of $83,660. During this period in 2009, the Company was extensively engaged in its development activities with a pending reverse merger with Micro-research Corporation and an acquisition in progress with Rebel Testing, Inc., requiring more professional, consulting and contract labor services by the Company. Development activities were significantly reduced during most of the nine months ended September 30, 2010 due to inadequate working capital.

Interest Expense –

For the three months ended September 30, 2010 and 2009, the Company recorded interest expense in the amount of $196,792 (including an interest charge of $ 194,444 discount on the $5,000,000 Convertible Promissory Note to acquire Simply Constructed) and $111,355 respectively, an  increase of $85,437. Interest charges during the first quarter of 2010 were from outstanding working capital loans obtained by the Company beginning almost entirely in the 3rd quarter of 2009. The increase for the period ending September 30, 2010 is primarily due to the interest expense taken due to the conversion feature discount taken on the Convertible Promissory Note of $5,000,000 used as consideration for the acquisition of Simply Constructed, Inc.

For the nine months ended September 30, 2010 and 2009, the Company recorded interest expense in the amount of $219,779 and $112,373 respectively, an increase of $107,406. Interest charges during this period in 2010 were from outstanding working capital loans obtained by the Company beginning almost entirely in the 3rd quarter of 2009. The increase for the period ending September 30, 2010 is primarily due to the interest expense taken due to the conversion feature discount taken on the Convertible Promissory Note of $5,000,000 used as consideration for the acquisition of Simply Constructed, Inc.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash of $228 and a working capital deficit of $662,609. Cash used by operations was $94,145 for the nine months ended September 30, 2010 versus $122,567 in the same period in 2009. The use of cash for operations in the nine months ended September 30, 2010 was financed by short-term notes totaling $91,100, convertible notes totaling $32,100 and a shareholder contribution of $15,000 and short term note of $34,000 and short term note of $10,000. The use of cash for operations in the same period in 2009 was $122,567.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) who also functions as the Company’s Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO has concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of the quarter ended September 30, 2010, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   OTHER INFORMATION

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

INSIGHT MANAGEMENT CORPORATION

Date: November 22, 2010	By:	/s/ Kevin Jasper
Kevin Jasper
Chief Executive Officer and Principal Financial Officer