Form 10-Q/A
period 2010-09-30
Insight Management Corp
filed 2011-02-02
CIK 1400876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q AMENDED
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

___Yes          X    No

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

1

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

2

Insight Management Corporation
Consolidated Statement of Changes In Stockholders’ Deficit
For the period from re-entering the development stage (October 1, 2009 through September 30, 2010)
Unaudited

						Deficit
			Stock			Accumulated
	Common Stock		Subscription	Additional	Accumulated	During Re-entry to
	Shares	Amount	Receivables	Paid-In- Capital	Deficit	Development Stage	Total
Balances, October 1, 2009 -
re-entry to development stage	515,453,806	$72,164	$(24,340)	$810,482	$(1,184,056)	$-	$(325,750)

Payment of subscription receivable	-	-	24,340	-	-	-	24,340

Shareholder contribution	-	-	-	35,460	-	-	35,460

Shares issued for services	1,500,000	210	-	29,790	-	-	30,000

Net loss	-	-	-	-	-	(139,598)	(139,598)

Balances, December 31, 2009	516,953,806	$72,374	$-	$875,732	$(1,184,056)	$(139,598)	$(375,548)

Shareholder contribution	-	-	-	15,000	-	-	15,000

Shares issued for services	72,750,000	10,185	-	135,315	-	-	145,500

Shares issued for convertible debt conversion	8,739,579	1,224	-	11,099	-	-	12,323

Beneficial conversion feature				5,000,000

Net loss	-	-	-	-	-	(5,654,328)	(5,654,328)

Balances, September 30, 2010	598,443,380	$83,783	$-	$6,037,146	$(1,184,056)	$(5,793,926)	$(857,053)

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

4

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

5

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

5

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